Form 10-Q
period 1996-03-31
DISC INC/CA
filed 1996-05-15
CIK 891788

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

\X\ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 OR

\ \ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO
                                               ----    ----

                         Commission file number: 1-11578

                                   DISC, INC.
             (Exact name of registrant as specified in its charter)

California                                                    77-0129625
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                             Identification Number)

372 Turquoise Street                                             95035
Milpitas, California                                           (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (408) 934-7000.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

The number of shares outstanding of the registrant's Common Stock as of April 30, 1996, was 3,044,066.

This report, including all exhibits and attachments, contains nine pages.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   DISC, INC.
                                  BALANCE SHEET

                                                                        March 31,       December 31,
                                                                        ---------       ------------
                                                                          1996               1995
                                                                          ----               ----
                                                                      (unaudited)
   ASSETS
   Current assets:
      Cash                                                          $     47,000        $    298,000
      Accounts receivable, net of allowance for doubtful
           accounts of $107,000 and $102,000                             983,000           1,144,000
      Inventories                                                      1,830,000           1,822,000
      Prepaids and deposits                                              100,000              80,000
                                                                    ------------        ------------
           Total current assets                                        2,960,000           3,344,000
                                                                    ------------        ------------

   Property and equipment, net                                           523,000             437,000
                                                                    ------------        ------------
                                                                       3,483,000        $  3,781,000
                                                                    ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $  1,464,000        $  1,527,000
   Borrowings under credit line                                          673,000             731,000
   Other accrued liabilities                                             218,000             365,000
   Accrued warranty                                                       88,000             106,000
   Current portion of capitalized lease obligations                       36,000              48,000
                                                                    ------------        ------------
        Total current liabilities                                      2,479,000           2,777,000

Shareholders' equity:

  Series C Convertible Preferred Stock; no par value,
      372,296 shares authorized, issued and outstanding                1,861,000           1,861,000
  Series D Convertible Preferred Stock; no par value,
      600,000 shares authorized, 444,444 and 444,444 shares
      issued and outstanding                                           1,971,000           1,971,000
  Series E Convertible Preferred Stock; no par value, 500,000
      shares authorized, issued and outstanding                        1,980,000           1,980,000
  Series F Convertible Preferred Stock; no par value, 250,000
      shares authorized, issued and outstanding                        1,250,000           1,250,000
  Series G Convertible Preferred Stock, no par value, 110,000
      shares authorized, issued and outstanding                          950,000                 ---
   Common Stock; no par value, 20,000,000 shares
      authorized; 3,044,066 and 3,034,545 shares
      issued and outstanding                                          10,837,000          10,835,000
   Accumulated deficit                                               (17,845,000)        (16,893,000)
                                                                    ------------        ------------
        Total shareholders' equity (deficit)                           1,004,000           1,004,000
                                                                   -------------        ------------
                                                                   $   3,483,000        $  3,781,000
                                                                   =============        ============



      See the accompanying condensed notes to these Financial Statements.

                                   DISC, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                           1996                    1995
                                                                           ----                    ----
Net sales                                                                 1,402,000                1,345,000
                                                                         ----------               ----------

Costs and expenses:

   Cost of sales                                                          1,342,000                  997,000
   Research and development                                                 283,000                  324,000
   Marketing and sales                                                      444,000                  318,000
   General and administrative                                               252,000                  302,000
                                                                         ----------               ----------
      Total costs and expenses                                            2,321,000                1,941,000
                                                                         ----------               ----------

Loss from operations                                                       (919,000)                (596,000)
Interest and other expense                                                  (33,000)                 (24,000)
                                                                         ----------               ----------
Net loss                                                                 $ (952,000)              $ (620,000)
                                                                         ==========               ==========


Net loss per share                                                       $    (0.31)              $    (0.21)
                                                                         ==========               ==========


Weighted average common shares and equivalents                            3,044,000                2,988,000
                                                                         ==========               ==========


      See the accompanying condensed notes to these Financial Statements.

                                   DISC, INC.
                            STATEMENT OF CASH FLOWS
                          (DECREASE) INCREASE IN CASH
                                  (UNAUDITED)

                                                                                         Three Months
                                                                                        Ended March 31,
                                                                                        ---------------
                                                                                    1996             1995
                                                                                    ----             ----
Cash flows from operating activities:
   Net loss                                                                      $(952,000)      $ (620,000)
   Adjustments to reconcile net loss to cash used in
     operating activities:
        Depreciation expense                                                        74,000           81,000
   Changes in assets and liabilities:
        Accounts receivable                                                        161,000          207,000
        Inventories                                                                 (8,000)        (823,000)
        Prepaid and deposits                                                       (20,000)         (13,000)
        Accounts payable                                                           (63,000)         739,000
        Accrued liabilities                                                       (147,000)         (15,000)
        Accrued warranty                                                           (18,000)           7,000
                                                                                 ---------
Cash used in operating activities                                                 (973,000)        (437,000)
                                                                                 ---------       ----------
Cash flows used in investing activities for capital expenditures                  (160,000)        (145,000)
                                                                                 ---------       ----------
Cash flows from financing activities:
   Borrowing under bank line of credit                                             (58,000)         423,000
   Proceeds from issuance of Common Stock                                            2,000              ---
   Proceeds from issuance of Preferred Stock                                       950,000        1,040,000
   Repayment of capitalized lease obligations                                      (12,000)         (15,000)
                                                                                 ---------       ----------
Cash provided by financing activities                                              882,000        1,448,000
                                                                                 ---------       ----------
Net increase (decrease) in cash                                                   (251,000)         866,000
Cash at beginning of period                                                        298,000          113,000
                                                                                 ---------       ----------
Cash at end of period                                                               47,000       $  979,000
                                                                                 =========       ==========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                      $  33,000       $   24,000
                                                                                 =========       ==========

      See the accompanying condensed notes to these Financial Statements.

                                   DISC, INC.
                    CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. These Financial Statements should be read in conjunction with the Financial Statements and notes therein for the years ended December 31, 1995 and 1994, included in the Company's Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other period or for the fiscal year which ends December 31, 1996.

NOTE 2 - INVENTORIES

The components of inventory were as follows:

                                                               March 31,              December 31,
                                                                 1996                     1995
                                                                --------               -----------
Purchased component parts and subassemblies                    $ 1,022,000              $1,163,000

Work-in-process                                                    487,000                 541,000

Finished goods                                                     321,000                 118,000
                                                                ----------              ----------
                                                               $ 1,830,000              $1,822,000
                                                               ===========              ==========


NOTE 3 - RELATED PARTY TRANSACTIONS

       In March 1996, the Company entered into an agreement with one of its shareholders whereby the Company issued 47,500 shares of Series G Preferred Stock at $20.00 per share which will raise approximately $950,000 net of expenses. Each share is convertible into 10 shares of Common Stock, subject to an adjustment for dilution, at the sole option of the holder.

       Each share of Series G Preferred Stock has the number of votes equal to the number of shares of Common Stock into which it is then convertible.

       In addition, holders of Series G Preferred Stock received five redeemable Common Stock Purchase Warrants for every two shares of Series G purchased. The Warrants expire five years from the date of issuance and entitle the holder to purchase one share of Common Stock at an exercise price of $2.50 per share, subject to adjustment for dilution.

       Upon liquidation, holders of Series G Preferred Stock are entitled to receive $20.00 per share.

       The holders of Series G Preferred Stock are entitled to receive, when and if declared by the Board of Directors, dividends at ten times the amount per share as declared on the Company's Common Stock.

       The issuance of the Series G Preferred Stock triggered the anti-dilution provisions of the Series E and Series F Preferred Stock. Because there were insufficient shares of authorized and unissued Series E and Series F Preferred Stock to fulfill the anti-dilution requirements, holders of Series E Preferred Stock received 50,000 shares of Series G Preferred Stock and holders of Series F Preferred Stock received an additional 93,750 shares of Series F and 12,500 shares of Series G Preferred Stock. Series E Preferred Stock has no further anti-dilution rights and the Series F anti-dilution rights will expire in September 1996.

       The Company has reserved sufficient shares of Common Stock to allow for the conversion of all outstanding Series C, Series D, Series E,
       Series F and Series G Preferred Stock.

       Also in March 1996, the Company entered into an agreement with one of its shareholders to issue subordinated convertible debentures in the aggregate principal amount of $1,400,000. At June 30, 1996, September 30, 1996 and December 31, 1996 the debentures issued during the quarter ending on such dates will convert to preferred stock in amounts to be determined and at a price per share based on the average closing price of the Company's Common Stock for the five trading days prior to the conversion date.

                                     PART II

                                OTHER INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and the Company intends that such forward-looking statements are subject to the safe harbors created thereby. These forward-looking statements include
(i) the existence and development of the Company's technical and manufacturing capabilities, (ii) anticipated competition, (iii) potential future decreases in costs, and (iv) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company's business, which involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements (see "Certain Considerations" on page 5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995). In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Results of Operations
- - ----------------------

The Company had sales of $1,402,000 for the quarter ended March 31, 1996, as compared to $1,345,000 in the first quarter of 1995. This increase was primarily due to sales to an expanded customer base as a result of an increase in the Company's direct sales personnel. However, in the first quarter of 1996, sales continued to be affected by the federal government shutdown which stalled the sales of several large capacity units. The general sales cycles for distribution of the Company's products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for Value Added Resellers and small System Integrators and from one to two years for Original Equipment Manufacturers, Product Integrators and large System Integrators.

Cost of sales, as a percentage of sales, was 96% in the first quarter of 1996, as compared to 74% in the first quarter of 1995. Cost of sales in the first quarter of 1996 was principally impacted by a shift in product mix towards higher sales of smaller capacity units which have lower margins than the larger capacity units. This shift was due in part to the federal government shutdown which stalled several sales of large capacity units. In addition, in the first quarter of 1996 as compared to the first quarter of 1995, gross margins were also affected by an increase in manufacturing engineering personnel to allow for a shift of sustaining product responsibility from research and development to manufacturing. The Company's relatively low gross margin in the first quarters of 1996 and 1995 reflected the early stages of the Company's operations. This has resulted in unabsorbed manufacturing costs and high costs of materials due to the inability to achieve purchasing economies of scale due to low sales volume. The Company expects that, as product sales increase, costs of sales per unit of product willdecrease because fixed manufacturing costs will be distributed over the larger sales volume, and material costs will decrease as the result of volume purchases.

Research and development expenses were $283,000 in the first quarter of 1996 as compared to $324,000 in the first quarter of 1995. The primary reason for the decrease in the first quarter of 1996 as compared to the first quarter of 1995 was a decrease in spending on temporary labor. The Company has restructured its research and development group and is focused on building core competencies internally. The Company believes that research and development expenses will increase in 1996 due to current projects under consideration.

Marketing and sales expenses were $444,000 in the first quarter of 1996 as compared to $318,000 in the first quarter of 1995. The primary reason for the increase was the hiring of additional marketing and sales personnel and an increase in the support of our customer evaluation program. The Company believes that marketing and sales expenses will continue to increase in connection with the Company's continued efforts to achieve market acceptance of its products.

General and administrative expenses were $252,000 in the first quarter of 1996 as compared to $302,000 in the first quarter of 1995. The primary reason for the decrease in expenses was due to a decrease in legal expenses related to litigation that was resolved in 1995.

Liquidity and Capital Resources
- - --------------------------------

In the first quarter of 1996, the Company used $973,000 of cash in operations, primarily to fund operating losses. In March 1996, the Company raised $950,000 through the issuance of Series G Preferred Stock. Also in March 1996, the Company entered into an agreement to raise an additional $1,400,000 through the issuance of subordinated convertible debentures. The Company believes that this cash together with borrowing from the credit line, which allows it to borrow the lesser of $1,500,000 or 80% of eligible receivables, and cash generated from operations will be sufficient to meet its operating requirements at least through the end of 1996, although the Company anticipates that it will continue to incur net losses for the foreseeable future. The ability to sustain its operations for a significant period after December 31, 1996, will depend on the Company's ability to significantly increase sales or raise significant additional equity or debt financing. There is no assurance that any of these conditions will be achieved. In particular, the Company expects to require increasing amounts of cash to finance the Company's efforts to increase sales, which the Company plans to achieve by increasing selling efforts to large system integrators and OEMs by hiring additional sales and sales support staff and by making evaluation units available. In addition, the Company intends to expand its current network of resellers. The Company expects that it will require cash to finance purchases of inventory to satisfy anticipated increased sales as the Company's products achieve market acceptance.

Although the Company has not committed to make any material capital expenditures, the budget for capital equipment epxenditures for the remainder of 1996 is approximately $340,000. The majority of these purchases are expected to be in the areas of process and molding tooling to improve the cost and producibility of the Company's products.

The terms of the Series C Preferred Stock and outstanding warrants may limit the availability of financing for the Company, particularly equity financing. Holders of Series C Preferred Stock are entitled to receive cumulative dividends in the amount of approximately $112,000 per year. The Company has never paid cash dividends and has no present plans to pay dividends.

Item 6.  Exhibits and Reports on Form 8-K

         (b)  Reports on Form 8-K

                  During the fiscal quarter ended March 31, 1996, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DOCUMENT IMAGING SYSTEMS CORPORATION


Dated May 9, 1996                          By:
                                              ----------------------------------
                                                   J. Richard Ellis
                                                   President
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


Dated May 9, 1996                          By:
                                              ----------------------------------
                                                  Henry Madrid
                                                  Vice President of Finance and
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)