Form 10-Q
period 1996-06-30
DISC INC/CA
filed 1996-08-14
CIK 891788

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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


Registrant's telephone number, including area code: (408) 934-7000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's Common Stock as of July 31, 1996, was 3,044,066.

This report, including all exhibits and attachments, contains nine pages.

                                   DISC, INC.
                                  BALANCE SHEET

                                                                June 30,                December 31,
                                                                  1996                      1995
                                                             ------------               ------------
                                                                          (Unaudited)
ASSETS
Current assets:
   Cash                                                      $     52,000               $    298,000
   Accounts receivable, net of allowance for doubtful
        accounts of $109,000 and $102,000                       1,226,000                  1,144,000
   Inventories                                                  2,234,000                  1,822,000
   Prepaid expenses and deposits                                  157,000                     80,000
                                                             ------------               ------------
        Total current assets                                    3,669,000                  3,344,000

Property and equipment, net                                       363,000                    437,000
                                                             ------------               ------------
                                                             $  4,032,000               $  3,781,000
                                                             ============               ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                          $  1,711,000               $  1,527,000
   Borrowings under credit line                                   913,000                    731,000
   Other accrued liabilities                                      223,000                    365,000
   Accrued warranty                                               105,000                    106,000
   Current portion of capitalized lease obligations                27,000                     48,000
                                                             ------------               ------------
        Total current liabilities                               2,979,000                  2,777,000

Shareholders' equity:
   Series C Convertible Preferred Stock; no par value,
      372,296 shares authorized, issued and outstanding         1,861,000                  1,861,000
   Series D Convertible Preferred Stock; no par value,
      600,000 shares authorized, 444,444 and 400,000 shares
      issued and outstanding                                    1,971,000                  1,971,000
   Series E Convertible Preferred Stock; no par value,                                          --
      500,000 shares authorized; 437,500 shares issued
      and outstanding                                           1,980,000                  1,980,000
   Series F Convertible Preferred Stock; no par value,
      250,000 shares authorized, issued and outstanding         1,250,000                  1,250,000
   Series G Convertible Preferred Stock, no par value,
      110,000 shares authorized, issued and outstanding           950,000                       --
   Series H Convertible Preferred Stock, no par value,
      shares authorized, 26,109 issued and outstanding          1,000,000                       --
   Common Stock; no par value, 20,000,000 shares
      authorized; 3,044,066 and 2,988,285 shares                                                --
      issued and outstanding                                   10,835,000                 10,835,000
   Accumulated deficit                                        (18,794,000)               (16,893,000)
                                                             ------------               ------------
        Total shareholders' equity                              1,053,000                  1,004,000
                                                             ------------               ------------
                                                             $  4,032,000               $  3,781,000
                                                             ============               ============

                                   DISC, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                               Three Months Ended June 30,  Six Months Ended June 30,
                                    1996         1995          1996          1995
                                -----------   -----------   -----------   -----------
Net sales                       $ 1,705,000   $ 1,583,000   $ 3,107,000   $ 2,928,000
                                -----------   -----------   -----------   -----------

Costs and expenses:
   Cost of sales                  1,457,000     1,279,000     2,799,000     2,276,000
   Research and development         347,000       297,000       630,000       621,000
   Marketing and sales              581,000       350,000     1,025,000       668,000
   General and administrative       242,000       291,000       494,000       593,000
                                -----------   -----------   -----------   -----------
                                  2,627,000     2,217,000     4,948,000     4,158,000
                                -----------   -----------   -----------   -----------

Loss from operations               (922,000)     (634,000)   (1,841,000)   (1,230,000)
Interest income                                      --                          --
Interest and other expense          (27,000)      (33,000)      (60,000)      (57,000)
                                -----------   -----------   -----------   -----------
Net loss                        $  (949,000)  $  (667,000)  $(1,901,000)  $(1,287,000)
                                -----------   -----------   -----------   -----------


Net loss per share              $      (.31)  $      (.22)  $      (.62)  $      (.43)
                                -----------   -----------   -----------   -----------

Weighted average common shares
   and equivalents                3,044,000     3,000,000     3,044,000     2,996,000
                                ===========   ===========   ===========   ===========

                                   DISC, INC.
                             STATEMENT OF CASH FLOWS
                           (DECREASE) INCREASE IN CASH
                                   (UNAUDITED)

                                                                   Six Months Ended June 30,
                                                                     1996          1995
                                                                  -----------   -----------
Cash flows from operating activities:
   Net loss                                                       $(1,901,000)  $(1,287,000)
   Adjustments to reconcile net loss to cash used in operating expenses
     Depreciation expense                                             139,000       171,000
   Changes in assets and liabilities:
     Accounts receivable                                              (82,000)       45,000
     Inventories                                                     (412,000)     (738,000)
     Prepaid and deposits                                             (77,000)       42,000
     Accounts payable                                                 184,000       187,000
     Accrued liabilities                                             (142,000)       16,000
     Accrued warranty                                                  (1,000)      (34,000)
                                                                  -----------   -----------
Cash used in operating activities                                  (2,292,000)   (1,598,000)
                                                                  -----------   -----------

Cash flows used in investing activities for capital expenditures      (65,000)     (173,000)
                                                                  -----------   -----------

Cash flows from financing activities:
   Borrowing under bank line of credit                                182,000       257,000
   Proceeds from issuance of Common Stock                                --           4,000
   Proceeds from issuance of Preferred Stock                        1,950,000     1,730,000
   Repayment of capitalized lease obligations                         (21,000)      (29,000)
                                                                  -----------   -----------
Cash provided by (used in) financing activities                     2,111,000     1,962,000
                                                                  -----------   -----------

Net increase (decrease) in cash                                      (246,000)      191,000
Cash at beginning of period                                           298,000       113,000
                                                                  -----------   -----------
Cash at end of period                                             $    52,000   $   304,000
                                                                  ===========   ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                       $    60,000   $    57,000
                                                                  ===========   ===========

                                   DISC, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS


NOTE 1 - GENERAL

The information contained in the following Condensed Notes to Financial Statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements contained herein should be reviewed in conjunction with the Company's Form 10-K for the year ended December 31, 1995.

The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

The financial information contained in this report is unaudited, but in the opinion of management of the Company, all adjustments (consisting of only normal recurring accruals) for a fair statement of results have been included.


NOTE 2 - INVENTORIES

The components of inventory were as follows:


                                                                 June 30,             December 31,
                                                                  1996                    1995
                                                               -----------             -----------
Purchased component parts and subassemblies                    $ 1,358,000             $ 1,163,000

Work-in-process                                                    631,000                 541,000

Finished goods                                                     245,000                 118,000
                                                               -----------             -----------
                                                               $ 2,234,000             $ 1,822,000
                                                               ===========             ===========

NOTE 3 - RELATED PARTY TRANSACTIONS

       In March 1996, the Company entered into an agreement with one of its shareholders whereby the Company issued 47,500 shares of Series G Preferred Stock at $20.00 per share which raised approximately $950,000 net of expenses. Each share is convertible into 10 shares of Common Stock, subject to an adjustment for dilution, at the sole option of the holder.

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

       The Company has reserved sufficient shares of Common Stock to allow for the conversion of all outstanding Series C, Series D, Series E, Series F, Series G and Series H Preferred Stock.

       Also in March 1996, the Company entered into an agreement with one of its shareholders to issue subordinated convertible debentures in the aggregate principal amount of $1,400,000. At June 30, 1996, September 30, 1996 and December 31, 1996 the debentures issued during the quarter ending on such dates will convert to preferred stock in amounts to be determined and at a price per share based on the average closing price of the Company's Common Stock for the five trading days prior to the conversion date. Pursuant to this agreement, during the quarter ended June 30, 1996, the Company issued $1,000,000 in principal amount of such debentures to such shareholders. On June 30, 1996, such debentures were converted into 26,109 shares of Series H Preferred Stock at a conversion price of $38.30 per share. Each share of Series H Preferred Stock is convertible into 10 shares of Common Stock, subject to an adjustment for dilution, at the sole option of the holder.

       Each share of Series H Preferred Stock has the number of votes equal to the number of shares of Common Stock into which it is then convertible.

       In addition, holders of Series H Preferred Stock received five redeemable Common Stock Purchase Warrants for every two shares of Series H purchased. The Warrants expire five years from the date of issuance and entitle the holder to purchase one share of Common Stock at an exercise price of $4.79 per share, subject to adjustment for dilution.

       Upon liquidation, holders of Series H Preferred Stock are entitled to receive $38.30 per share.

       The holders of Series H Preferred Stock are entitled to receive, when and if declared by the Board of Directors, dividends at ten times the amount per share as declared on the Company's Common Stock.

                                     PART II

                                OTHER INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introductor Note

This Quarterly Report on Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and the Company intends that such forward-looking statements are subject to the safe harbors created thereby. These forward-looking statements include (i) the existence and development of the Company's technical and manufacturing capabilities, (ii) anticipated competition, (iii) potential future decreases in costs, and (iv) the need for, and availability of, additional financing.

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

Results of Operations

For the three and six months ended June 30, 1996, the Company had sales of $1,705,000 and $3,107,000 respectively compared to sales of $1,583,000 and $2,928,000 for the three and six month periods ended June 30, 1995. Management believes that the increase in sales is due to an expanded customer base resulting from an increase in the Company's direct sales personnel. This increase was offset by a change over in the industry to new higher capacity optical drives. In addition, sales continued to be affected by the federal government shutdown which began in late fourth quarter 1995 and continued until March 1996. This shutdown stalled the sales of several large capacity units. Management believes that the change to the higher capacity drives is substantially complete in the market and that the Federal market is returning to normal conditions. The general sales cycles for distribution of the Company's products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for Value Added Resellers and small System Integrators and from one to two years for Original Equipment Manufacturers, Product Integrators and large System Integrators.

Cost of sales, as a percentage of sales, were 85% and 90% for the three and six month periods ended June 30, 1996, respectively, as compared to 81% and 78% for the comparable 1995 periods. Cost of sales in 1996 was principally impacted by a shift in product mix towards higher sales of smaller capacity units which have lower margins than the larger capacity units. This shift was due in part to the federal government shutdown previously discussed. In addition, gross margins were also affected by an increase in manufacturing engineering personnel to allow for a shift of sustaining product responsibility from research and development to manufacturing. The Company's relatively low gross margin in the first quarters of 1996 and 1995 reflected the early stages of the Company's operations. This has resulted in unabsorbed manufacturing costs and high costs of materials due to the inability to achieve purchasing economies of scale due to low sales volume. The Company expects that, as product sales continue to increase, costs of sales per unit of product will decrease because fixed manufacturing costs will be distributed over the larger sales volume, and material costs will decrease as the result of volume purchases.

For the three and six month periods ended June 30, 1996, research and development expenses were $347,000 and $630,000, respectively, compared to $297,000 and $621,000 for the comparable quarter of 1995. The primary reason for the increase in 1996 as compared to 1995 is an increase in headcount.. The Company has restructured its research and development group and is focused on building core competencies internally. The Company believes that research and development expenses will increase in 1996 due to current projects under development.

Marketing and sales expenses were $581,000 and $1,025,000 for the three and six month periods ended June 30, 1996, respectively, as compared to $350,000 and $668,000 for the comparable periods in 1995. The primary reason for the increase was the hiring of additional marketing and sales personnel. The Company believes that marketing and sales expenses will continue to increase in connection with the Company's continued efforts to achieve market acceptance of its products.

General and administrative expenses were $242,000 and $494,000 for the three and six month periods ended June 30, 1996, respectively, as compared to $291,000 and $593,000 for the comparable periods in 1995. The primary reason for the decrease in expenses was due to a decrease in legal expenses related to litigation that was resolved at the end of 1995.

Liquidity and Capital Resources

During the six months ended June 30, the Company used $2,292,000 of cash in operations, primarily to fund operating losses. In March 1996, the Company raised $950,000 through the issuance of Series G Preferred Stock. Also in March 1996, the Company entered into an agreement to raise an additional $1,400,000 through the issuance of subordinated convertible debentures of which $1,000,000 was received by June 30, 1996. The Company believes that this cash together with borrowing from the credit line, which allows it to borrow the lesser of $1,500,000 or 80% of eligible receivables, and cash generated from operations will be sufficient to meet its operating requirements at least through the end of 1996, although the Company anticipates that it will continue to incur net losses for the foreseeable future. The ability to sustain its operations for a significant period after December 31, 1996, will depend on the Company's ability to significantly increase sales or raise significant additional equity or debt financing. There is no assurance that any of these conditions will be achieved. In particular, the Company expects to require increasing amounts of cash to finance the Company's efforts to increase sales, which the Company plans to achieve by increasing selling efforts to large system integrators and OEMs by hiring additional sales and sales support staff and by making evaluation units available. In addition, the Company intends to expand its current network of resellers. The Company expects that it will require cash to finance purchases of inventory to satisfy anticipated increased sales as the Company's products achieve market acceptance.

Although the Company has not committed to make any material capital expenditures, the budget for capital equipment expenditures for the remainder of 1996 is approximately $170,000. The majority of these purchases are expected to be in the areas of process and molding tooling to improve the cost and producibility of the Company's products.

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


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

                  No exhibits were required for the fiscal quarter ended June 30, 1996.

         (b)  Reports on Form 8-K

                  During the fiscal quarter ended June 30, 1996, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    DISC, INC.


Dated August 14, 1996               By:
                                       ----------------------------------------
                                           J. Richard Ellis
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Dated August 14, 1996               By:
                                       ----------------------------------------
                                           Henry Madrid
                                           Vice President of Finance and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)