Form 10-Q
period 1996-09-30
DISC INC/CA
filed 1996-11-19
CIK 891788

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

[x] [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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
The number of shares outstanding of the registrant's Common Stock as of October 31, 1996, was 3,075,239.

This report, including all exhibits and attachments, contains ten pages.

                                   DISC, INC.
                                  BALANCE SHEET

                                                                   September 30,      December 31,
                                                                   -------------      ------------
                                                                       1996               1995
                                                                      ------             ------
                                                                   (Unaudited)
ASSETS
Current assets:
   Cash                                                            $    169,000       $    298,000
   Accounts receivable, net of allowance for doubtful
        accounts of $109,000 and $104,000                             1,718,000          1,144,000
   Inventories                                                        1,952,000          1,822,000
   Prepaid expenses and deposits                                        109,000             80,000
                                                                   ------------       ------------
        Total current assets                                          3,948,000          3,344,000

Property and equipment, net                                             301,000            437,000
                                                                   ------------       ------------
                                                                   $  4,249,000        $ 3,781,000
                                                                   ============       -===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

   Accounts payable                                                $  1,504,000       $  1,527,000
   Borrowings under credit line                                       1,350,000            731,000
   Other accrued liabilities                                            256,000            365,000
   Accrued warranty                                                     112,000            106,000
   Current portion of capitalized lease obligations                      19,000             48,000
                                                                   ------------       ------------
        Total current liabilities                                  $  3,241,000       $  2,777,000

Shareholders' equity:
   Series C Convertible Preferred Stock; no par value,
      372,296 shares authorized, issued and outstanding               1,861,000          1,861,000
   Series D Convertible Preferred Stock; no par value,
      600,000 shares authorized, 444,444 and 444,444 shares
      issued and outstanding                                          1,971,000          1,971,000
   Series E Convertible Preferred Stock; no par value,
      500,000 shares authorized; issued and
      outstanding                                                     1,980,000          1,980,000
   Series F Convertible Preferred Stock; no par value,
      250,000 shares authorized, issued and outstanding               1,250,000          1,250,000
   Series G Convertible Preferred Stock, no par value,
      110,000 shares authorized, issued and outstanding                 950,000                 --
   Series H Convertible Preferred Stock, no par value,
      26,109 shares authorized, issued and outstanding                1,000,000                 --
   Series I Convertible Preferred Stock, no par value,
      167,065 shares authorized, issued and outstanding                 700,000                 --
   Common Stock; no par value, 20,000,000 shares
      authorized; 3,075,239 and 2,988,285 shares
      issued and outstanding                                         10,848,000         10,835,000
   Accumulated deficit                                              (19,552,000)       (16,893,000)
                                                                   ------------       ------------
        Total shareholders' equity (deficit)                          1,008,000          1,004,000
                                                                   ------------       ------------
                                                                   $  4,249,000        $ 3,781,000
                                                                   ============       -===========

                                   DISC, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended September 30,           Nine Months Ended September 30,
                                                 --------------------------------           -------------------------------
                                                   1996                    1995               1996                   1995
                                                  ------                  ------             ------                 ------
Net sales                                          2,248,000            1,838,000            5,355,000            4,766,000
                                                 -----------        -------------          -----------          -----------

Costs and expenses:

   Cost of sales                                   1,841,000            1,506,000            4,640,000            3,780,000
   Research and development                          346,000              319,000              976,000              942,000
   Marketing and sales                               556,000              317,000            1,581,000              984,000
   General and administrative                        234,000              220,000              728,000              813,000
                                                 -----------        -------------          -----------          -----------
                                                   2,977,000            2,362,000            7,925,000            6,519,000
                                                 -----------        -------------          -----------          -----------

Loss from operations                                (729,000)            (524,000)          (2,570,000)          (1,753,000)

Interest and other expense                           (29,000)             (35,000)             (89,000)             (92,000)
                                                 -----------        -------------          -----------          -----------
Net loss                                         $  (758,000)         $  (559,000)         $(2,659,000)         $(1,845,000)
                                                 ===========        =============          ============         ===========


Net loss per share                               $      (.25)         $      (.19)         $      (.87)         $      (.62)
                                                 ===========        =============          ===========          ===========

Weighted average common shares
   and equivalents                                 3,054,000            3,010,000            3,048,000            3,000,000
                                                 ===========        --===========          ===========          ===========

                                   DISC, INC.
                             STATEMENT OF CASH FLOWS
                           (DECREASE) INCREASE IN CASH
                                   (UNAUDITED)

                                                                                      Nine Months Ended September 30,
                                                                                      -------------------------------
                                                                                         1996                 1995
                                                                                        ------               ------
Cash flows from operating activities:
   Net loss                                                                          $(2,659,000)         $(1,846,000)
   Adjustments to reconcile net loss to cash used in operating expenses
     Depreciation expense                                                                210,000              258,000
   Changes in assets and liabilities:
     Accounts receivable                                                                (574,000)             (38,000)
     Inventories                                                                        (130,000)            (826,000)
     Prepaid and deposits                                                                (29,000)              37,000
     Accounts payable                                                                    (25,000)             294,000
     Accrued liabilities                                                                (109,000)              (3,000)
     Accrued warranty                                                                      6,000              (36,000)
                                                                                     -----------          -----------
Cash used in operating activities                                                     (3,310,000)          (2,160,000)
                                                                                     -----------          -----------

Cash flows used in investing activities for capital expenditures                         (72,000)            (195,000)
                                                                                     -----------          -----------
Cash flows from financing activities:
   Borrowing under bank line of credit                                                   619,000              241,000
   Proceeds from issuance of Common Stock                                                 13,000                4,000
   Proceeds from issuance of Preferred Stock                                           2,650,000            2,280,000
   Repayment of capitalized lease obligations                                            (29,000)             (44,000)
                                                                                     -----------          -----------
Cash provided by (used in) financing activities                                        3,253,000            2,481,000
                                                                                     -----------          -----------
Net increase (decrease) in cash                                                         (129,000)             126,000
Cash at beginning of period                                                              298,000              113,000
                                                                                      -----------         -----------
Cash at end of period                                                                $   169,000          $   239,000
                                                                                     ===========          ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                          $    89,000          $    92,000
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

NOTE 2 - INVENTORIES

The components of inventory were as follows:

                                                               September 30,        December 31,
                                                                   1996                 1995
                                                               -------------        ------------
Purchased component parts and subassemblies                    $1,074,000           $1,163,000

Work-in-process                                                   718,000              541,000

Finished goods                                                    160,000              118,000
                                                               ----------           ----------
                                                               $1,952,000           $1,822,000
                                                               ==========           ==========

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

The issuance of the Series G Preferred Stock triggered the anti-dilution provisions of the Series E and Series F Preferred Stock. Because there were insufficient shares of authorized and unissued Series E and Series F Preferred Stock to fulfill the anti-dilution requirements, holders of Series E Preferred Stock received 50,000 shares of Series G Preferred Stock and holders of Series F Preferred Stock received an additional 93,750 shares of Series F and 12,500 shares of Series G

Preferred Stock. Series E Preferred Stock has no further anti-dilution rights and the Series F anti-dilution rights expired in September 1996.

The Company has reserved sufficient shares of Common Stock to allow for the conversion of all outstanding Series C, Series D, Series E, Series F, Series G, Series H and Series I Preferred Stock.

Also in March 1996, the Company entered into an agreement with one of its shareholders to issue subordinated convertible debentures in the aggregate principal amount of $1,400,000. In September, the agreement was amended to increase the amount of convertible debentures available to issue up to a maximum of $2,200,000. At June 30, 1996, September 30, 1996 and December 31, 1996 the
debentures issued during the quarter ending on such dates will convert to Preferred Stock in amounts to be determined and at a price per share based on the average closing price of the Company's Common Stock for the five trading days prior to the conversion date. Pursuant to this agreement, during the quarters ended June 30, 1996, and September 30, 1996, the Company issued $1,000,000 and $700,000, respectively, in principal amount of such debentures to such shareholders. On June 30, 1996, and September 30, 1996, such debentures were converted into 26,109 shares of Series H Preferred Stock and 167,065 shares of Series I Preferred Stock at $38.30 and $4.19 per share, respectively. Each share of Series H and Series I Preferred Stock is convertible into 10 shares and one share, respectively, of Common Stock, subject to an adjustment for dilution, at the sole option of the holder.

Each share of Series H and Series I Preferred Stock has the number of votes equal to the number of shares of Common Stock into which it is then convertible.

In addition, holders of Series H Preferred Stock received five redeemable Common Stock Purchase Warrants for every two shares of Series H purchased. The Warrants expire five years from the date of issuance and entitle the holder to purchase one share of Common Stock at an exercise price of $4.85 per share, subject to adjustment for dilution.

In addition, holders of Series I Preferred Stock received one redeemable Common Stock Purchase Warrant for every four shares of Series I purchased. The Warrants expire five years from the date of issuance and entitle the holder to purchase one share of Common Stock at an exercise price of $5.24 per share, subject to adjustment for dilution.

Upon liquidation, holders of Series H and Series I Preferred Stock are entitled to receive $38.30 and $4.19 per share, respectively.

The holders of Series H and Series I Preferred Stock are entitled to receive, when and if declared by the Board of Directors, dividends at ten times and one time, respectively, the amount per share as declared on the Company's Common Stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introductory Note

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

Results of Operations

For the three and nine months ended September 30, 1996, the Company had sales of $2,248,000 and $5,355,000 respectively compared to sales of $1,838,000 and $4,766,000 for the three and nine month periods ended September 30, 1995. Management believes that the increase in sales is due to an expanded customer base resulting from an increase in the Company's direct sales personnel. For the nine months ended September 30, 1996, this increase was offset by a change over in the industry to new higher capacity optical drives and the federal government shutdown which began in late fourth quarter 1995 and continued until March 1996. This shutdown stalled the sales of several large capacity units. Management believes that the change to the higher capacity drives is substantially complete in the market and that the Federal market is returning to normal conditions. The general sales cycles for distribution of the Company's products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for Value Added Resellers and small System Integrators and from one to two years for Original Equipment Manufacturers, Product Integrators and large System Integrators.

Cost of sales, as a percentage of sales, were 82% and 87% for the three and nine month periods ended September 30, 1996, respectively, as compared to 82% and 79% for the comparable 1995 periods. Cost of sales in 1996 was principally impacted by a price reduction for all units of 15% in the fourth quarter of 1995 and a shift in product mix towards higher sales of smaller capacity units which have lower margins than the larger capacity units. This shift was due in part to the federal government shutdown previously discussed. In addition, gross margins were also affected by an increase in manufacturing engineering personnel to allow for a shift of sustaining product responsibility from research and development to manufacturing. The Company's relatively low gross margins reflect the early stages of the Company's operations. This has resulted in unabsorbed manufacturing costs and high costs of materials due to the inability to achieve purchasing economies of scale due to low sales volume. The Company expects that, as product sales continue to increase, costs of sales per unit of product will decrease because fixed manufacturing costs will be distributed over the larger sales volume, and material costs will decrease as the result of volume purchases.

For the three and nine month periods ended September 30, 1996, research and development expenses were $346,000 and $976,000, respectively, compared to $319,000 and $942,000 for the comparable periods of 1995. The primary reason for the increase in 1996 as compared to 1995 is an increase in headcount. The Company has restructured its research and development group and is focused on building core competencies internally and new product development. The Company believes that research and development expenses will increase moderately in 1996 due to current projects under development.

Marketing and sales expenses were $556,000 and $1,581,000 for the three and nine month periods ended September 30, 1996, respectively, as compared to $317,000 and $984,000 for the comparable periods in 1995. The primary reason for the increase was an expansion of the Company's direct sales personnel. The Company believes that marketing and sales expenses will continue to increase in connection with the Company's continued efforts to broaden market acceptance of its products.

General and administrative expenses were $234,000 and $728,000 for the three and nine month periods ended September 30, 1996, respectively, as compared to $220,000 and $813,000 for the comparable periods in 1995. The primary reason for the decrease in expenses was due to a decrease in legal expenses related to litigation that was resolved at the end of 1995.

Liquidity and Capital Resources

During the nine months ended September 30, 1996, the Company used $3,310,000 of cash in operations, primarily to fund operating losses. In March 1996, the Company raised $950,000 through the issuance of Series G Preferred Stock. Also in March 1996, the Company entered into an agreement to raise an additional $1,400,000 through the issuance of subordinated convertible debentures. In September 1996, the agreement was amended to increase the amount of convertible debentures available to issue up to $2,200,000 of which $1,700,000 was received by September 30, 1996. The Company believes that this cash together with borrowing from the credit line, which allows it to borrow the lesser of $1,500,000 or 80% of eligible receivables, and cash generated from operations will be sufficient to meet its operating requirements at least through the end of 1996, although the Company anticipates that it will continue to incur net losses for the foreseeable future. The ability to sustain its operations for a significant period after December 31, 1996, will depend on the Company's ability to significantly increase sales or raise significant additional equity or debt financing. There is no assurance that any of these conditions will be achieved. In particular, the Company expects to require increasing amounts of cash to finance the Company's efforts to increase sales, which the Company plans to achieve by increasing selling efforts to large system integrators and OEMs by hiring additional sales and sales support staff and by making evaluation units available. In addition, the Company intends to expand its current network of resellers. The Company may require cash to finance purchases of inventory to satisfy anticipated increased sales as the Company's products achieve market acceptance.

Although the Company has not committed to make any material capital expenditures, the budget for capital equipment expenditures for the remainder of 1996 is approximately $45,000. The majority of these purchases are expected to be in the areas of process and molding tooling to improve the cost and producibility of the Company's products.

The terms of the Series C Preferred Stock and outstanding warrants may limit the availability of financing for the Company, particularly equity financing. Holders of Series C Preferred Stock are entitled to receive cumulative dividends in the amount of approximately $112,000 per year. The Company has never paid cash dividends and has no present plans to pay dividends.

                                     PART II

                                OTHER INFORMATION

Item  4.   Submission of matters to a vote of Security Holders

The Company held its Annual Meeting of Shareholders on August 6, 1996. Matters voted upon at the meeting, and the number of shares cast for, against, or withheld were as follows:

1.        Election of Board of Directors:

                                                                                                   ABSTENTIONS
                                                                                                       AND
                                                FOR                    AGAINST                   SHARES NOT VOTED
                                                ---                    -------                   ----------------
Frank T. Connors                             4,637,120                  9,400                        1,314,286
Michael D. Kaufman                           4,636,120                 10,400                        1,314,286
F. Rigdon Currie                             4,636,120                 10,400                        1,314,286
Arch J. McGill                               4,637,120                  9,400                        1,314,286
Michael A. McManus, Jr.                      4,637,120                  9,400                        1,314,286
J. Richard Ellis                             4,637,120                  9,400                        1,314,286

2. Approval of the Amendment to the Company's amended and restated Articles of Incorporation to increase the number of authorized shares of Preferred Stock to 5,000,000.

                                                       ABSTENTIONS
                                                           AND
                        FOR          AGAINST        SHARES NOT VOTED
                        ---          -------        ----------------
                     4,454,223      1,777,848           1,328,735

3. Approval of appointment of Price Waterhouse as independent auditors for fiscal 1996.

                                                         ABSTENTIONS
                                                            AND
              FOR                 AGAINST             SHARES NOT VOTED
              ---                 -------             ----------------
           4,640,520               5,000                  1,315,286

Item 5.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

No exhibits were required for the fiscal quarter ended September 30, 1996.

(b) Reports on Form 8-K

During the fiscal quarter ended September 30, 1996, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DISC, INC.

                                       /s/ J. Richard Ellis
Dated November 14, 1996            By: ______________________________________
                                       J. Richard Ellis
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


                                       /s/ Henry Madrid
Dated November 14, 1996            By: ______________________________________
                                       Henry Madrid
                                       Vice President of Finance and
                                       Chief Financial Officer
                                       (Principal Accounting Officer)

                                    EXHIBIT INDEX


Exhibit 27           Financial Data Schedule