Form 10-K
period 1996-12-31
DISC INC/CA
filed 1997-04-15
CIK 891788

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11578

                                   DISC, Inc.
             (Exact name of Registrant as specified in its charter)

             California                                        77-0129625
   (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                           Identification No.)

                    372 Turquoise Street, Milpitas, CA 95035
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 934-7000


           Securities registered pursuant to Section 12(b)of the Act:

  Title of each class                                      Name of each exchange on which registered
Common Stock, no par value                                                   None
Warrants, each to purchase one share of Common Stock

                           ---------------------------


        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock as of March 24, 1997 as quoted on the NASDAQ Small-Cap Market, was approximately $8,510,000.

The number of outstanding shares of the Registrant's Common Stock as of March 24, 1997 was 3,288,162.


                              Page 1 of 70  Pages

                        Exhibit Index appears on Page 24

                                   DISC, INC.
                                    FORM 10-K
                                      INDEX

                                                                           Page
Part I:

         Item 1.  Business                                                   3
         Item 2.  Facilities                                                 6
         Item 3.  Legal Proceedings                                          6
         Item 4.  Submission of Matters to a Vote                            7
                  of Security Holders

Part II:

         Item 5.  Market for Registrant's Common
                  Equity and Related Shareholder Matters                     7
         Item 6.  Selected Financial Data                                    8
         Item 7.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              9
         Item 8.  Financial Statements and Supplementary Data               10
         Item 9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                    11

Part III:

         Item 10. Directors and Executive Officers of the Registrant        12
         Item 11. Executive Compensation                                    14
         Item 12. Security Ownership of Certain Beneficial Owners and
                  Management                                                16
         Item 13. Certain Relationships and Related Transactions            18

Part IV:

         Item 14: Exhibits and Reports on Form 8-K                          20

                                     PART I

Introductory Note

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements are subject to the safe harbors created thereby. These forward-looking statements include (i) the existence and development of the Company's technical and manufacturing capabilities, (ii) anticipated competition, (iii) potential future growth in revenues and income, (iv) potential future decreases in costs, and (v) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company's business, which involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements (see "Certain Considerations" on pages 5 and 6). In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

ITEM 1. BUSINESS

General

DISC, Inc. ("DISC" or the "Company") was incorporated under the laws of the State of California in 1986. The Company operates in one business segment, the computer mass storage system business. The Company designs, manufactures, and markets a family of high-end computer mass storage systems which use 5.25 inch rewritable, magneto optical disks (MO) and CD-ROM disks. The Company believes it is the only supplier of information storage products currently offering a range of storage capacities up to 2.7 terabytes in the 5.25 inch optical disk libraries and up to 1,470 CD-Rom platters.

Products

Products consist of a family of optical disk storage libraries based on the 5.25 inch optical or CD media and drive form factor. Their capabilities cover the spectrum of high performance, transaction-oriented information systems such as archival storage, imaging, COLD, network file server and video/multimedia servers.

DISC'S modular automated library design houses a combination of optical disks, disk drives and an advanced robotic picking mechanism. Each library contains an array of cubes, each of which can hold either a group of disks or one to two optical disk drives. The modular design of DISC'S libraries allows users to choose the configuration which best suits their needs. By adding more cells of either optical disks or drives, users can easily expand the system as storage requirements grow. The modular design of the system also caters to various types of drives or media, allowing users the opportunity to easily upgrade their systems as higher performance drives and media are introduced. Software, developed by and proprietary to the Company, allows a user's computer to communicate with the DISC library and command a high performance robotic device to select a desired disk from the array and insert it into a drive. Once in the drive, the information access time for optical disks is approaching that of magnetic disks.

The Company is currently shipping four different sizes of frames for the arrays, to allow for different sized applications in the user's operation. The 5.25 inch optical disk libraries cover the range of 130 to over 1,050 optical disks stored. The CD-ROM Libraries range in capacity from 300 CD's to 1400 CD's and can handle up to 48 CD-ROM readers. List prices for the Company's products range from approximately $40,000 to $140,000 not including the costs of media.

All of the Company's products have been designed to meet high duty cycles while achieving high levels of reliability and ease of serviceability.

Marketing and Sales

Applications for the Company's products include federal and local government and military applications and insurance, banking, legal, entertainment and medical applications on a worldwide basis. Sales of the Company's initial product line commenced in 1991 and have been primarily to distributors, value added resellers
(VARs), original equipment manufacturers (OEMs), and system integrators (SIs), who combine DISC libraries with software and/or other products and resell the combination to the end-user or other members of the supply channel.

The Company's products are installed and serviced by an international network of Tab or IBM maintenance technicians. Technical assistance and second level support is provided by the Company's support staff located in Milpitas, California.

The Company's sales offices are located in Milpitas, California, Boston, Massachusetts, Washington, DC, Dallas, Texas, Minneapolis, Minnesota and Guildford, England. The Company's sales staff currently consists of six professional salespersons.

The Company has not experienced, and does not expect, sales of the Company's products to be subject to seasonality in any material respect.

Competition

The computer information storage industry is highly competitive and price erosion is typical over the life of a product. The Company's products compete directly with other data storage products, including optical media, magnetic tape cartridges and magnetic disk subsystems. The Company's competitors include Hewlett-Packard Co., Storage Technology Corporation, ATG/Cygnet, Kodak, Plasmon and Sony. Other companies, including computer manufacturers and other peripheral manufacturers, could enter the market at any time. Such competitors may compete with the Company's products with lower prices for similar products or by introducing new products which provide greater storage capacity, faster access time or other improved features, any of which could reduce demand for the Company's products or require the Company to reduce its prices. Such competition could have a materially adverse effect on the Company's results of operations. Many of the Company's competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company, as well as significant market shares and installed customer bases in certain market areas addressed by the Company. As a result, the Company may not have the ability to keep pace with rapid technological advances to the same extent as its competitors.

However, the Company maintains an active program of research and development in an effort to keep pace with potential competition. In addition, the Company has expanded its marketing capabilities and its trade show coverage, but has engaged in only limited advertising.

The principal market requirements for the Company's products are large storage capacity, high recording speeds, reliability, compact physical size and low cost per megabyte of storage. While desired capabilities generally vary by product family and end user application, the Company believes that, because of its modular design, easy scalability, high performance and reliability, DISC will compete favorably with respect to requirements of the secondary mass data storage market.

Manufacturing and Components

The Company's manufacturing operations consist of final system assembly and product test activities. The majority of the parts and subassemblies in the DISC libraries are standard, off-the-shelf components or are fabricated to DISC's manufacturing documentation. These include power supplies, castings, motors, bearings, timing belts and electronic components. The Company's proprietary components, such as the frame, backplate, printed circuit assemblies and other machined and fabricated parts are subcontracted out to independent vendors.

Certain components used by the Company are purchased from a single source of supply. Where it relies on single sources of supply, the Company has been able to obtain supplies of these components in a timely manner and maintains an adequate inventory of components to meet its needs. The Company believes alternative supplies for all such components are available on reasonable terms. However, failure of sources of supply and the inability of the Company to develop alternative sources of supply as required in the future could have a material adverse effect on the Company's operations.

Research and Development

The Company has an active program of research and development consisting of 11 full-time employees in the areas of mechanical and electrical engineering and software design and one part-time consultant in the mechanism design area. The Company's research and development activities include robotics design and mass storage drive and technology design and development. The Company expended $1,297,000, $1,336,000, and $1,414,000 on research and development for the years ended December 31, 1996, 1995, and 1994, respectively. The Company has completed its major development efforts with respect to its 5.25" optical and CD products. The Company intends to continue to expand its research and development activities team in order to conduct on-going development of existing products and to develop new products similar to its current products.

Backlog

The Company's backlog at December 31, 1996 was approximately $840,000 as compared to a backlog of approximately $521,000 at December 31, 1995. The Company includes in backlog only orders for products which are believed to be firm and which are due to be shipped within 12 months. The Company includes in backlog orders which may be canceled by customers upon payment of cancellation charges which vary depending on the scheduled shipment date of the order. Because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual revenues for any specific future period. Although the Company has never experienced material cancellation problems, no assurance can be given that the Company will continue to avoid cancellation problems in the future.

Patents and Other Intellectual Property

The Company has received U.S. patents covering various aspects of its technology, including its overall system design. There can be no assurance that any subsequent patent applications will be granted. However, the Company believes that the improvement of its existing products, reliance upon trade secrets and copyrights and on unpatented proprietary know-how and innovation in the development of new products are generally as important as patent protection in establishing and maintaining the Company's technological advantage. The Company believes that the value of its products is partly dependent upon its proprietary confidentiality and invention assignment agreements with its employees. While the Company believes that copyright and trade secret laws should afford adequate protection of its proprietary technology, there can be no assurance the Company's proprietary technology will remain a trade secret or that others will not develop a similar technology and use such a technology to compete with the Company. Such competition could have a material adverse effect on the Company. In addition, policing unauthorized use of the Company's technology, particularly in foreign countries, may be difficult. The Company has not received claims from third parties alleging that the Company's products infringe the proprietary rights of third parties, or seeking indemnification against such infringements and knows of no basis for any such claims. However, there can be no assurance that such claims will not be made in the future. Such claims, if asserted, may involve costly and protracted litigation and there can be no assurance that the Company would be able to obtain licenses from third parties on commercially reasonable terms.

Employees

As of February 28, 1997, the Company employed 56 people on a full-time basis, including eight employees in administration and accounting, 10 employees in marketing and sales, 11 employees in engineering, 20 employees in manufacturing, two employees in Quality Control and five in service. The Company also employed one part-time consultant in engineering. The Company believes that its relations with all employees are satisfactory. None of the employees are covered by a collective bargaining agreement.

Additional Factors that May Affect Future Operating Results

The Company's future operating results, and stock price, may be affected by a number of factors that could cause actual results to differ from those stated herein. These factors include the following:

         Fluctuations in Quarterly Operating Results. The Company's quarterly operating results fluctuate in part due to new product enhancements and to the timing of product shipments, marketing and product development expenditures and promotional programs. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures, such as the expansion of the Company's direct sales force, are based primarily on sales forecasts. If revenues do not meet the Company's expectations in any given quarter, operating results may be adversely affected. There can be no assurance that the Company will be profitable in any quarter or at all.

         Volatility of Stock Price; NASDAQ Delisting; Low Stock Prices. The securities of computer and technology companies have experienced extreme price and volume fluctuations, which have often been unrelated to the companies' operating performance. Announcements of technological innovations for new commercial products by the Company or its competitors, developments concerning proprietary rights or general conditions in the software and computer industries may have a significant effect on the Company's business and on the market price of the Company's securities. Sales of a substantial number of shares of Common Stock by existing security holders could also have an adverse effect on the market price of the Company's securities. The trading of the Company's Common Stock and Warrants on the on the NASDAQ System is conditioned upon the Company meeting certain asset, revenues and stock price tests. If the Company fails any of these tests, Common Stock and Warrants may be delisted from trading on the NASDAQ System, which could materially adversely affect the trading market and prices for such securities. In addition, low price stocks are subject to additional risks including additional state regulatory requirements and the potential loss of effective trading markets.

         Highly Competitive Industry. The Company's products compete with those offered by larger companies which possess substantially greater financial, technical, and marketing resources than those of the Company. Competition from computer companies and others diversifying into the field is expected to increase as the market develops. The Company may face substantial competition from new entrants in the industry and from established and emerging companies in related industries. There is no assurance the Company will not experience increased competition in the future from these or other companies which would adversely affect the Company's ability to successfully market its products.

         Rapid Changes in Technology; Maintenance of Technological Advantage. The technology underlying the Company's products and services is subject to rapid change. The Company maintains an ongoing research and development program, and its success will depend in part upon its continuing ability to respond quickly and successfully to technological advances by developing and introducing new or improved products. There can be no assurance that the Company will be able to foresee and respond to such advances or that competitors will now succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company. In the past, the Company has experienced delays in the introduction of some new products. There can be no assurance that the Company will be able to introduce new products on schedule or that such new products will achieve market acceptance.

         History of Losses and Expectations of Future Losses; Need for Additional Financing. The Company has experienced significant operating losses since its inception, and as of December 31, 1996 had an accumulated deficit of $20,235,000. The Company expects to continue to incur net losses for the foreseeable future, and the Company's ability to sustain its operations for a significant period after December 31, 1997 will depend on the Company's ability to significantly increase sales or raise significant additional debt or equity financing. There can be no assurance that the Company will be able to increase sales or that additional financing will be available on acceptable terms, or at all.

ITEM 2.  FACILITIES

The Company's executive offices and engineering/manufacturing operations are located in approximately 17,000 square feet of space in Milpitas, California. The Company leases the facility pursuant to a lease which will expire on October 31, 2000, and the Company believes that this facility will be sufficient to support operations for the foreseeable future. However, the Company believes that, if necessary, additional space will be available in the area to house the Company's operations.

ITEM 3.  LEGAL PROCEEDINGS

In December 1993, Standard Platforms, Ltd. filed a complaint in the U.S. District Court for the Northern District of

California, asserting breach of contract, breach of warranty and misrepresentations allegedly arising out of defects in the Company's products. The Company filed counterclaims against Standard Platforms for breach of contract and other similar claims. In addition, the Company instituted a third party complaint against Maxoptix Corporation as the Company believes that any defects in the products related not to the Company's products but to the optical disk drives supplied by Maxoptix and incorporated in the Company's products. In March 1996, the matter was settled and all parties involved executed a mutual release. Under the terms of the settlement, the Company paid Standard Platforms, Ltd. $150,000 in cash and agreed to provide spare parts and supplies to Standard Platforms Ltd. until March 1997 at the Company's cost less a $25,000 discount.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY  AND RELATED STOCKHOLDER MATTERS.

DISC, INC.'s stock is traded on the NASDAQ Small-cap Market under the symbol DCSR. The high and low sales prices set forth below are as reported by the NASDAQ Small Cap Market System.

                                        1996                        1995
                                HIGH           LOW          HIGH          LOW
--------------------------------------------------------------------------------
   First quarter ended          $6 3/4        $2           $6 1/2        $4 1/2
   Second quarter ended          4 7/8         2 3/4        6             4
   Third quarter ended           5 3/4         4 1/8        5 1/2         3 7/8
   Fourth quarter ended          6             3 1/2        6 11/16       5
--------------------------------------------------------------------------------

As of March 24, 1997, the Company had approximately 400 shareholders. The Company has never paid cash dividends and has no present plans to pay dividends. See Note 5 of Notes to Financial Statements regarding dividend requirements on the Redeemable Convertible Preferred Stock.

ITEM 6.  SELECTED FINANCIAL DATA


(In thousands, except per share amounts)

For the years ended December 31,                      1996           1995           1994           1993           1992
----------------------------------------------       -------        -------        -------        -------        -------
Net sales                                            $ 7,761        $ 6,605        $ 4,326        $ 3,425        $   635
Cost of sales                                          6,549          5,478          3,727          3,063            812
Research and development                               1,297          1,336          1,414          1,392          1,231
Marketing and sales                                    2,155          1,295          1,146          1,008            333
General and administrative                               984          1,195            962            750            452
                                                     -------        -------        -------        -------        -------
Loss from operations                                  (3,224)        (2,699)        (2,923)        (2,788)        (2,193)
Interest and other income (expense), net                (118)          (127)           (22)            37           (454)
                                                     -------        -------        -------        -------        -------
Net loss                                             $(3,342)        (2,826)       $(2,945)       $(2,751)       $(2,647)
                                                     -------        -------        -------        -------        -------
Net loss per share                                   $ (1.08)       $ (0.94)       $ (0.99)       $ (0.94)       $ (1.45)
Weighted average common shares and equivalents         3,106          3,005          2,963          2,932          1,827
                                                     =======        =======        =======        =======        =======

At December 31,                                         1996         1995          1994           1993          1992
--------------------------------------------------     ------       ------       -------        -------        ------
Working capital                                        $  691       $  567       $   264        $ 1,186        $3,420
Total assets                                            4,110        3,781         2,675          2,783         4,675
Long-term obligations, excluding current portion           --           --            43             97            23
Mandatorily Redeemable Convertible Preferred Stock         --           --         2,089          1,977         1,861
Shareholders' equity (deficit)                         $1,132       $1,004       $(1,501)       $  (426)       $1,766
                                                       ------       ------       -------        -------        ------


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report on Form 10-K contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and the Company intends that such forward-looking statements are subject to the safe harbors created thereby. See "Introductory Note" page 3 hereof and "Certain Considerations" on page 6 hereof.

The Company had net sales of $7,761,000 in 1996, $6,605,000 in 1995 and $4,326,000 in 1994. Management believes that the increase in sales is due to an expanded customer base resulting from an increase in the Company's direct sales personnel. This increase was offset by a change over in the industry to new higher capacity optical drives and the federal government shutdown which began in late fourth quarter 1995 and continued until March 1996. This shutdown delayed the sales of several large capacity units into 1997 as projects had to be restudied and justified. Management believes that the change to the higher capacity drives is substantially complete in the market and that the Federal market is returning to normal conditions. The general sales cycles for distribution of the Company's products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for Value Added Resellers (VAR) and small System Integrators and from one to two years for Original Equipment Manufacturers (OEM), Product Integrators and large System Integrators.

Cost of sales, as a percentage of sales, was approximately 84% in 1996, 83% in 1995 and 86% in 1994. Cost of sales in 1996 was principally impacted by a price reduction for all units of 15% in the fourth quarter of 1995 and a shift in product mix towards higher sales of smaller capacity units which have lower margins than the larger capacity units. This shift was due in part to the federal government shutdown previously discussed. In addition, gross margins were also affected by an increase in manufacturing engineering personnel to allow for a shift of sustaining product responsibility from research and development to manufacturing. The Company's relatively low gross margins reflect the Company's low levels of net sales, which have resulted in unabsorbed manufacturing costs and high costs of materials due to the inability to achieve purchasing economies of scale due to low sales volume. The Company expects that, as product sales continue to increase, costs of sales per unit of product will decrease because fixed manufacturing costs will be distributed over the larger sales volume, and material costs will decrease as the result of volume purchases.

Research and development expenses were $1,297,000 in 1996, $1,336,000 in 1995 and $1,414,000 in 1994. Expenses remained relatively flat in 1996 as compared to 1995 as an increase in headcount was offset by a decrease in development materials. The Company has restructured its research and development group and is focused on building core competencies internally and new product development. The Company believes that research and development expenses will increase moderately in 1997 due to current projects under development.

Marketing and sales expenses were $2,155,000 in 1996, $1,295,000 in 1995 and $1,146,000 in 1994. The primary reason for the increase was the expansion of the Company's direct sales personnel. The Company believes that marketing and sales expenses will continue to increase in connection with the Company's continued efforts to broaden market acceptance of its products.

General and administrative expenses were $984,000 in 1996, $1,195,000 in 1995 and $962,000 in 1994. The primary reason for the decrease in expenses was due to a decrease in legal expenses related to litigation that was resolved at the end of 1995.

Interest and other expense was $122,000 in 1996, $130,000 in 1995 and $28,000 in 1994. The decrease in 1996 is a result of payment on fewer capital lease agreements as several of the agreements expired in 1996.

During 1996, 1995, and 1994, the Company used $3,545,000, $3,088,000, and
$2,388,000, respectively primarily to fund operating losses. In 1996, the Company raised $950,000 through the issuance of Series G Preferred Stock. Also in March 1996, the Company entered into an agreement to raise an additional $1,400,000 through the issuance of subordinated convertible debentures. In December 1996, the agreement was amended to increase the amount of convertible debentures available to issue up to $3,400,000 of which $2,430,000 was received by December 31, 1996. In April, 1997, the agreement was amended again to increase the amount of convertible debentures available for issuance to $4,430,000 of which $750,000 was received by March 31, 1997. The Company believes this cash together with borrowing from the credit line, which allows it to borrow the lesser of $1,500,000 or 80% of eligible receivables, and cash generated from operations will be sufficient to meet its operating requirements at least through the end of 1997, although the Company anticipates that it will continue to incur net losses for the foreseeable future. The ability to sustain its operations for a significant period after December 31, 1997, will depend on the Company's ability to significantly increase sales or raise significant additional equity or debt financing. There is no assurance that any of these conditions will be achieved. In particular, the Company expects to require increasing amounts of cash to finance the Company's efforts to increase sales, which the Company plans to achieve by increasing selling efforts to large system integrators and OEMs by hiring additional sales and sales support staff and by making evaluation units available. In addition, the Company intends to expand its current network of resellers. The Company may require cash to finance purchases of inventory to satisfy anticipated increased sales as the Company's products achieve market acceptance.

Although the Company has not committed to make any material capital expenditures, the budget for capital equipment expenditures for 1997 is approximately $220,000 The majority of these purchases are expected to be in the areas of process and molding tooling to improve the cost and producibility of the Company's products.

The terms of the Series C Preferred Stock and outstanding warrants may limit the availability of financing for the Company, particularly equity financing. Holders of Series C Preferred Stock are entitled to receive cumulative dividends in the amount of approximately $112,000 per year. The Company has never paid cash dividends and has no present plans to pay dividends.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company's financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14.(a)1. For a listing of financial statements provided in the section titled "Financial Statements".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

J. RICHARD ELLIS, 51, joined the Company as President and Chief
Operating Officer in July 1994 and became Chief Executive Officer in January 1995. Mr. Ellis was appointed to the Board of Directors on July 13, 1994 and became Chairman of the Board of Directors in August 1996. From November 1993 to June 1994, Mr. Ellis worked as an independent management consultant. From June 1991 to October 1993, Mr. Ellis was employed by Cygnet Systems Inc. ("Cygnet"), a manufacturer of optical disk library units as President and Chief Executive Officer. From December 1988 to May 1991, Mr. Ellis was employed by Cygnet as Vice President of Operations and then as Chief Operating Officer. In June 1993, Cygnet filed a voluntary petition of bankruptcy under Chapter 11 of the federal bankruptcy law. The plan of reorganization was approved and the bankruptcy proceedings terminated in October 1993.

FRANK T. CONNORS, 63, has been Secretary of the Company since May 1990 and was Chairman of the Board of Directors of the Company from June 1988 to August 1996, Chief Executive Officer of the Company from May 1990 to December 1994. Since October 1994, Mr. Connors has been Vice Chairman of the Board of Directors and Executive Vice President of STM Wireless, Inc., a publicly held manufacturer of satellite communication networks.

MICHAEL D. KAUFMAN, 56, became a director of the Company in December 1988. Since October 1987, he has been the Managing General Partner of each of MK Global Ventures, MK Global Ventures II, and MK GVD FUND, Palo Alto, California, venture capital firms specializing in early-stage and start-up financing of high technology companies. From August 1981 until October 1987, Mr. Kaufman was General Partner and Special Limited Partner of Oak Investment Partners I, II, and III, venture capital firms, which also focused on the formation of high technology companies. Mr. Kaufman also serves on the Boards of Directors of Davox Corp., a telecommunications company, Document Technologies, Inc., which also develops and sells high resolution document image processing subsystems, Hypermedia Communications, Inc., which publishes Newmedia magazine, a periodical dedicated to interactive multimedia technology, and Proxim, Inc., a wireless communications company.

F. RIGDON CURRIE, 66, became a director of the Company in December 1988. Since February 1988, he has been Special Limited Partner of MK Global Ventures II and MK GVD FUND. Mr. Currie serves on the Boards of Directors of Document Technologies and Wonderware Corporation, a supplier of software to the process control and industrial automation maker.

ARCH J. MCGILL, 64, became a director of the Company in August 1993. Since October 1985, he has been President of Chardonnay, Inc., a venture capital investment and executive business advisory services company. From March 1983 to October 1985, Mr. McGill was President and Chief Executive Officer of Rothchild Ventures, Inc., a venture capital fund. From January 1981 to March 1983, Mr. McGill was President of AIS/American Bell, a subsidiary of AT&T. Mr. McGill serves on the Boards of Directors of Apertus Technologies, Inc., a data networking company, and Employee Benefit Plans, Inc., a managed health-care company.

MICHAEL A. MCMANUS, JR., 53, became a director of the Company in August 1993. Since November 1991, he has been President and Chief Executive Officer of New York Bancorp, Inc., the holding company for Home Federal Savings Bank. From July 1990 to October 1991, Mr. McManus was President and Chief Executive Officer of Jencor Pharmaceuticals, Inc., a pharmaceutical company. From July 1986 to July 1990, Mr. McManus was Vice President, Business Planning & Development for the Consumer Division of Pfizer, Inc., a health-care company. Mr. McManus also serves on the Board of Directors of New York Bancorp, Inc.

HENRY MADRID, 40, joined the Company as Vice President of Finance and Chief Financial Officer in January 1990. From July 1987 to December 1989, Mr. Madrid was employed by Zentec Corporation, a manufacturer of computer terminals, as Controller and later Vice President, Finance. From August 1979 to May 1987, Mr. Madrid was employed by Price Waterhouse, San Jose, California, in various positions, the last of which was as manager in the Audit Department. Mr. Madrid is a Certified Public Accountant.

WAYNE F. AUGSBURGER, 47, joined the Company in May 1993 as Vice President of Sales and Marketing and, subsequently left the Company in January 1997. From November 1987 to May 1993, Mr. Augsburger was employed by Cygnet Systems Inc., a manufacturer of optical disk library units, in various positions, the last of which was Vice President of Sales and Marketing. In June 1993, Cygnet filed a voluntary petition of bankruptcy under Chapter 11 of the federal bankruptcy law. The plan of reorganization was approved and the bankruptcy proceedings terminated in October 1993.

WILLIAM F. TOTH, 38, joined the Company in June, 1996, as Vice President of Manufacturing. From July 1994 to May 1996, Mr. Toth operated a residential property management business. From August 1992 to July 1994, Mr. Toth served as Vice President of Manufacturing of the Company. From March 1984 to April 1992, Mr. Toth was employed by Doelz Networks, Inc., a manufacturer of fast packet networking equipment in various positions in Manufacturing and Finance, including Vice President of Manufacturing and Customer Support.

RONALD F. REYNOLDS, 59, joined the Company in February 1996, as Vice President of Sales. From March 1995 to February 1996, Mr. Reynolds was an independent consultant for start-up companies. From December 1992 to February 1995, Mr. Reynolds served as Vice President of Sales for the Lago Division of Storage Tek, a manufacturer of storage products for the Unix marketplace. From January 1988 to November 1992, Mr. Reynolds was Chief Executive Officer of Century Financial, a leasing and consulting company for computer related products.

There are no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Based upon its review of the copies of reporting forms furnished to the Company, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to its directors, officers, and any persons holding ten percent or more of the Company's Common Stock with respect to the Company's fiscal year ended December 31, 1996, were satisfied.

ITEM 11. EXECUTIVE COMPENSATION


The following Summary Compensation Table shows compensation paid by the Company for services rendered during fiscal years 1996, 1995, and 1994 to the person who was the Company's Chief Executive Officer and the other executive officers of the Company who received salary and bonus compensation which exceeded $100,000 in fiscal year 1996.


                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------------
                                             Annual Compensation               Long-Term              Compensation Awards
                                        -------------------------------        ---------            -------------------------
Name and
Principal Position                          Year               Salary($)       Options(1)           All Other Compensation($)
------------------------------          -------------          --------        ---------            -------------------------
J. Richard Ellis                                 1996          152,000           50,000             1,000(2)
President and Chief                              1995          152,000               --             1,000(2)
Executive Officer                                1994           58,000          100,000               500(2)
------------------------------          -------------          -------          -------             -----

Wayne F. Augsburger                              1996          120,000               --             1,000(2)
Vice President-Sales and                         1995          113,000               --             1,000(2)
Marketing                                        1994          121,000               --             1,000(2)
------------------------------          -------------          -------          -------             -----

Henry Madrid                                     1996          110,000               --             1,000(2)
Vice President - Finance                         1995          111,000               --             1,000(2)
                                                 1994           99,000               --             1,000(2)
------------------------------          -------------          -------          -------             -----

Ronald F. Reynolds
Sr. Vice President, Sales                        1996          118,000          100,000             1,000(2)
and Marketing (3)

------------------------------          -------------          -------          -------             -----

(1) Options are awarded pursuant to the Company's Stock Plan, which is administered by the Board of Directors. The Board of Directors determines the eligibility of employees and consultants, the number of shares to be granted and the terms of such grants.

(2) The amounts shown represent life insurance premiums paid by the Company.

(3)      Mr. Reynolds joined the Company in February 1996.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                      Percent of Total
                           Securities Underlying     Options Granted to             Exercise
          Name              Options Granted (#)     Employees in FY 1996          Price ($/sh)            Expiration Date
          ----              -------------------     --------------------          ------------            ---------------
J. Richard Ellis                   50,000                   13.8%                    $5.38                 November 2001
Ronald F. Reynolds                 50,000                   13.8%                    $5.38                 November 2001
Ronald F. Reynolds                 50,000                   13.8%                    $3.88                    May 2001

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

The following table provides information on the value of unexercised in-the-money options held by the named executive officers as of December 31, 1996.

-----------------------------------------------------------------------------------------------------------------------------------
                             Shares                              Number of Unexercised         Value of Unexercised
                          Acquired on        Value                     Options               In-the-Money Options at
            Name          Exercise (#)    Realized ($)          at December 31, 1996            December 31, 1996(1)
----------------------   -------------   --------------         --------------------            -----------------
                                                          Exercisable     Unexercisable     Exercisable     Unexercisable
                                                          -----------     -------------     -----------     -------------
----------------------   -------------   --------------
J. Richard Ellis                  ---              ---        61,459            88,541      $      ---     $         ---
----------------------   -------------   --------------   -----------     -------------     -----------    --------------
Wayne F. Augsburger               ---              ---        46,979             3,021             ---               ---
----------------------   -------------   --------------   -----------     -------------     -----------    --------------
Henry Madrid                   23,884           98,641        12,833             1,167             ---               ---
----------------------   -------------   --------------   -----------     -------------     -----------    --------------
Ronald F. Reynolds                ---              ---         8,334            41,666             ---               ---
----------------------   -------------   --------------   -----------     -------------     -----------    --------------

(1) Market value of underlying securities at year-end minus the exercise price of "in-the-money" options. The closing sale price for the Company's Common Stock as of December 31, 1996 on the NASDAQ Small Cap Market System was $3.625.

COMPENSATION OF DIRECTORS

Pursuant to the Company's 1995 Stock Option Plan for Non-Employee Directors, each non-employee director receives an initial grant of options to purchase 25,000 shares of the Company's Common Stock upon commencement of service as a director. In addition to such initial grant of 25,000 options, each non-employee director is granted an option to purchase 5,000 shares of the Company's Common Stock during each year of service as a director commencing with fiscal year 1995.

                           TEN-YEAR OPTION REPRICINGS

                                                                                                                 Length of
                                                 Number of                                                        Original
                                                 Securities       Market Price                                  Option Term
                                                 Underlying         of Stock      Exercise Price      New        Remaining
                                                  Options         at the time         at Time       Exercise     at Date of
           Name                   Date          Repriced(#)       of Repricing     of Repricing      Price        Repricing
           ----                   ----          -----------       ------------     ------------      -----       ----------
F. Rigdon Currie              May 20, 1996         25,000          $3.88             $6.00             $3.88      16 months
Michael Kaufman               May 20, 1996         25,000          $3.88             $6.00             $3.88      16 months
Arch McGill                   May 20, 1996         25,000          $3.88             $6.00             $3.88      16 months
Michael A. McManus Jr.        May 20, 1996         25,000          $3.88             $6.00             $3.88      16 months
Michael A. McManus Jr.        May 20, 1996          5,000          $3.88             $4.50             $3.88      32 months

COMPENSATION COMMITTEE REPORT ON OPTION REPRICING

On May 20, 1996, the Compensation Committee approved the repricing of 411,850 options granted pursuant to the Company's 1990 Stock Plan and 1995 Stock Option Plan for Non-Employeee Directors, including an aggregate of 219,000 options granted to the Named Executive Officers, and an aggregate of 120,000 options granted to members of the Board of Directors. Such options had exercise prices ranging from $4.25 to $6.25. Such repricing was effected by offering to exchange new options with an exercise price of $3.88 per share, but with a new four-year vesting period, for the options then held by such optionees.

The Compensation Committee approved the repricing because it believes that equity interests are a significant factor in the company's ability to attract and retain directors, executive officers and employees, by providing an incentive to all such personnel to devote their utmost effort and skill to the advancement and betterment of the Company by permitting them to participate in the success and increased value of the Company. Following the grant of such options, however, the price per share of the Company's Common Stock declined to approximately $4.00 as a result of unforeseen market factors. The Compensation Committee believed, that as a result of this relatively sudden decline, the options so granted would not have the desired motivational effect on the optionees. Accordingly, the Compensation Committee approved the repricing as a means of ensuring that such optionees have a meaningful equity interest in the Company.

                                                Respectfully submitted,
                                                Frank T. Connors
                                                Michael A. McManus Jr.
                                                F. Rigdon Currie

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of March 31, 1997, as to (a) all directors, (b) the named executive officers identified in the Summary Compensation Table located at page 14, (c) all directors and executive officers as a group, and (d) each person known to the Company to be the beneficial owner of more than 5% of the company's voting securities. Each share of the Company's Series C, Series D, Series E, Series I and Series J Preferred Stock is convertible into one share of Common Stock and is entitled to one vote per share. Each share of the Company's Series F Preferred Stock is convertible into two shares of Common Stock and is entitled to two votes per share. Each share of Series G and Series H Preferred Stock is convertible into ten shares of Common Stock and is entitled to ten votes per share. Because the Company's outstanding Preferred Stock votes together with and has the same rights to cumulative voting as the Common Stock, the number of shares held by such owner, includes all shares of Common Stock and Preferred Stock on an as-if-converted basis, and "Percentage of Class" represents the total Common and outstanding Preferred Stock, on an as-if-converted basis, of the Company issued and outstanding as of March 31, 1997. Except as otherwise indicated, the Company believes, based on information furnished by such owners, that the beneficial owners of the Common Stock and Preferred Stock have sole investment and voting power with respect to such shares, subject to applicable community property laws.

Name and Address                            Amount and Nature of                Percent
of Beneficial Owner                         Beneficial Ownership               of Class
-------------------                         --------------------               --------
MK Global Ventures                                 773,744 (1)                   11.4%
  2471 E. Bayshore Road
  Palo Alto, CA 94303

MK Global Ventures II                              913,982 (2)                   13.1%
  2471 E. Bayshore Road
  Palo Alto, CA 94303

MK GVD FUND                                      3,516,527 (3)                   46.6%
  2471 E. Bayshore Road
  Palo Alto, CA 94303

J.F. Shea Co, Inc.                                 509,682 (4)                    7.4%
  655 Brea Canyon Road
  Walnut, CA 91789

Michael D. Kaufman                               5,237,170 (5)(8)                67.5%
  2471 E. Bayshore Road
  Palo Alto, CA 94303

Frank T. Connors                                   107,558 (6)                    1.6%

J. Richard Ellis                                    77,083 (7)                    1.1%

F. Rigdon Currie                                    32,917 (8)                       *

Arch J. McGill                                      32,917 (8)                       *

Michael A. McManus, Jr.                             32,917 (8)                       *

Wayne F. Augsburger                                 52,708 (9)                       *

Ronald F. Reynolds                                  18,750 (10)                      *

Henry Madrid                                        44,661 (11)                      *

Directors and Executive                          5,642,931 (12)                  78.8%
  Officers as a group (10) persons

* Less than 1%

(1) According to a report filed with the Securities and Exchange Commission, MK Global Ventures beneficially owns 759,093 shares of the Company's Common Stock and 10,465 Shares of the Company's Series C Preferred Stock. Also includes warrants for 4,186 shares of Common Stock exercisable during the 60-day period ending May 31, 1997.

(2) According to a report filed with the Securities and Exchange Commission, MK Global Ventures II beneficially owns 310,462 shares of the Company's Common Stock, 361,831 shares of the company's Series C Preferred Stock, and 77,566 shares of the Company's Series I Preferred Stock. Also includes warrants for 164,123 shares of Common Stock exercisable during the 60-day period ending May 31, 1997.

(3) According to a report filed with the Securities and Exchange Commission, MK GVD FUND beneficially owns 333,333 shares, or 75%, of the Company's Series D Preferred Stock, 375,000 shares, or 75%, of the Company's Series E Preferred Stock, 250,000 shares, or 100%, of the Company's Series F Preferred Stock, 97,500 shares, or 89%, of the Company's Series G Preferred Stock, 26,109 shares, or 100%, of the Company's Series H Preferred Stock, 84,999 shares, or 54%, of the Company's Series I Preferred Stock and 244,966 shares, or 100%, of the Company's Series J Preferred Stock. Shares of Series C, D, E, I and J Preferred Stock are convertible into Common Stock on a one to one basis and Series F Preferred Stock is convertible on a two to one basis and Series G and H stock are convertible on a ten to one basis at the option of the holder. Also includes warrants for 737,639 shares of Common Stock exercisable during the 60-day period ending May 31, 1997.

(4) According to a report filed with the Securities and Exchange Commission, J.F. Shea Co., Inc. beneficially owns 33,571 shares of the Company's Common Stock, 111,111 shares, or 25%, of the Company's Series D Preferred

         Stock, 125,000 shares, or 25%, of the Company's Series E Preferred Stock and 12,500 shares, or 11%, of the Company's Series G Preferred Stock. Shares of Series D and E Preferred Stock are convertible into Common Stock on a one to one basis and Series G Preferred Stock is convertible on a ten to one basis at the option of the holder. Also includes warrants for 115,000 shares of Common Stock exercisable during 60-day period ending May 31, 1997.

(5) Includes 759,093 shares of Common Stock owned by MK Global Ventures, 310,462 shares of Common Stock owned by MK Global Ventures II, 10,465 shares of Series C Preferred Stock owned by MK Global Ventures, 361,831 shares of Series C Preferred Stock owned by MK Global Ventures II, 333,333 shares of Series D Preferred Stock, 375,000 shares of Series E Preferred Stock, 250,000 shares of Series F Preferred Stock, 97,500 shares of Series G Preferred Stock, 26,109 shares of Series H Preferred Stock, and 244,966 shares of Series J Preferred Stock owned by MK GVD Fund and 77,566 shares of Series I owned by MK Global Ventures II and 89,499 shares of Series I Preferred Stock owned by MK GVD Fund. Also includes warrants for 905,948 shares of Common Stock exercisable during the 60-day period ending May 31, 1997. Mr. Kaufman, a director of the Company, is a general partner of these funds and may be deemed to have voting and investment power with respect to such shares. Mr. Kaufman disclaims beneficial ownership of all shares of Common Stock and Preferred Stock so owned; however, the aggregate voting power represented by Mr. Kaufman's beneficial ownership of all such Common Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, Series I Preferred Stock and Series J Preferred Stock is indicated in the appropriate column.

(6) Includes 50,000 shares issuable upon exercise of stock options exercisable during the 60-day period ending May 31, 1997.

(7) Includes 77,083 shares issuable upon exercise of stock options exercisable during the 60-day period ending May 31, 1997.

(8) Includes 32,917 shares issuable upon exercise of stock options exercisable during the 60-day period ending May 31, 1997.

(9) Includes 52,708 shares issuable upon exercise of stock options exercisable during the 60-day period ending May 31, 1997.

(10) Includes 18,750 shares issuable upon exercise of stock options exercisable during the 60-day period ending May 31, 1997.

(11) Includes 14,000 shares issuable upon exercise of stock options exercisable during the 60-day period ending May 31, 1997.

(12) Includes 350,459 shares issuable upon exercise of stock options exercisable during the 60-day period ending May 31, 1997.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Preferred Stock

On March 29, 1996, the Company entered into a Series G Preferred Stock Purchase Agreement with MK GVD FUND whereby MK GVD FUND agreed to purchase 47,500 shares of Series G Preferred Stock, each initially convertible into ten (10) shares of Common Stock at a price of $20.00 per share and 118,750 warrants to purchase additional shares of Common Stock at an exercise price of $2.50 per share, at a price of $.01 per warrant.

In connection with such sale, in satisfaction of the Company's antidilution obligations under the Series F Purchase Agreement, the Company issued to J.F. Shea Co., Inc. an additional 12,500 shares of Series G Preferred Stock. J.F. Shea Co., Inc. is a holder of more than 5% of the voting stock of the Company. Also in connection with such sale, in satisfaction of the Company's antidilution obligations under the Series E and Series F Purchase Agreement, the Company issued to MK GVD FUND an additional 93,750 and 50,000 shares of Series F and Series G Preferred Stock, respectively. Michael D. Kaufman, a director of the Company, is a general partner of MK GVD FUND, and is a beneficial owner of more than 5% of the voting stock of the Company.

On March 29, 1996, the Company entered into a Convertible Debenture Purchase Agreement with MK GVD FUND whereby MK GVD FUND agreed to purchase an aggregate of $1,400,000 in principal amount of subordinated convertible debentures, each mandatorily convertible into shares of Preferred Stock and Warrants to Purchase

Common Stock at a conversion price based on the average closing price for the Common Stock for the five trading days ended three days prior to the conversion date. In December 1996, the agreement was amended to increase the amount to a total of $3,400,000 and the Conversion Price was changed to the closing bid price of the Company's Common Stock on the last day of the calendar quarter. During the quarters ended June 30, September 30 and December 31, 1996, the Company issued $1,000,000, $700,000 and $730,000 in principal amount of such debentures. On June 30, September 30 and December 31, 1996 such debentures were converted by MK GVD Fund into 26,109; 89,499 and 244,966 shares of Series H, Series I and Series J Preferred Stock and MK Global Ventures II converted into 77,566 shares of Series I Preferred Stock at $38.30, $4.19 and $2.98 for Series H, Series I and Series J Preferred Stock, respectively. In addition, MK GVD Fund received for Series H, Series I and Series J Preferred Stock warrants to purchase 65,272; 22,375 and 61,241 shares of Common Stock at exercise prices of $4.85, $5.24 and $3.73 per share, respectively. MK Global Ventures II received with Series I Preferred Stock a warrant to purchase 19,291 shares of Common Stock at an exercise price of $5.24 per share.

In April 1997, the agreement was amended to increase to $4,430,000 the total principal amount of subordinated debentures which MK GVD FUND has agreed to purchase.

The above transactions were unanimously approved by the Board of Directors of the Company. One of the directors of the Company was, and continues to be, an affiliate of MK GVD FUND. However, the Company believes that the terms and provisions of the above transactions were as fair to the Company as they could have been if made with unaffiliated third parties.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1.       Financial Statements.

                  The Financial Statements of the Company as set forth under
Item 8 of this Annual Report on Form 10-K are presented herein at the pages noted.

                                                                        Page Numbers
                                                                        ------------
         Report of Independent Accountants                                    39

         Balance Sheet - December 31, 1996 and 1995                           25

         Statement of Operations - For the Three Years Ended                  26
         December 31, 1996

         Statement of Shareholders' Equity (Deficit) - For the Three          27
         Years Ended December 31, 1996

         Statement of Cash Flows - For the Three Years Ended                  28
         December 31, 1996

         Notes to Financial Statements                                        29-38

         2.       Exhibits.

         The Exhibits set forth below, and listed on the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

         Exhibit
         Number                             Description
         ------                             -----------
         3.1      Amended and Restated Articles of Incorporation as filed with the California Secretary of State on December 15, 1992,
                  incorporated herein by this reference to Exhibit 3.1 to the
                  Company's Registration Statement on Form S-1, No. 33-52144
                  (the "S-1 Registration Statement").

         3.2      Certificate of Determination of Preferences of Series D
                  Preferred Stock, as filed with the California Secretary of State on April 15, 1994, incorporated herein by this reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").

         3.3      Certificate of Determination of Preferences of Series E
                  Preferred Stock, as filed with the California Secretary of State on March 30, 1995, incorporated herein by this reference to Exhibit 3.3 to the Company's 1994 Form 10-K.

         3.4      Certificate of Amendment to Amended and Restated Articles of
                  Incorporation, as filed with the California Secretary of State on September 18, 1995, incorporated herein by this reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

         3.5      Certificate of Determination of Preferences of Series F
                  Preferred Stock, as filed with the California Secretary of State on September 18, 1995, incorporated herein by this reference to Exhibit 3.5 to the Company's 1995 Form 10-K.

         3.6      Certificate of Determination of Preferences of Series G
                  Preferred Stock, as filed with the California Secretary of State on February 22, 1996, incorporated herein by this reference to Exhibit 3.6 to the Company's 1995 Form 10-K.

         3.7      Certificate of Amendment to Certificate of Determination of
                  Preferences of Series G Preferred Stock, as filed with the California Secretary of State on April 1, 1996, incorporated herein by this reference to Exhibit 3.7 to the Company's 1995
                  Form 10-K.

         3.8      Certificate of Determination of Preference of Series H
                  Preferred Stock, as filed with the California Secretary of State on November 18, 1996.

         3.9      Certificate of Determination of Preferences of Series I
                  Preferred Stock, as filed with the California Secretary of State on November 18, 1996.

         3.10     Certificate of Amendment to Amended and Restated Articles of
                  Incorporation, as filed with the California Secretary of State on April 14, 1997.

         3.11     Certificates of Determination of Preferences of Series J
                  Preferred Stock, as filed with the California Secretary of State on April 14, 1997.

         3.12 Bylaws, incorporated herein by this reference to Exhibit 3.3 to the S-1 Registration Statement

         10.1 DISC, Inc. 1990 Stock Option, Plan, as amended (the "Plan"), incorporated by reference to Exhibit 10.1 to the S-1
                  Registration Statement.

         10.2 Form of Stock Option Agreement for use with the Plan, incorporated herein by this reference to Exhibit 10.2 to the S-1 Registration Statement.

         10.3 Form of Stock Bonus Agreement for use with the Plan, incorporated herein by this reference to Exhibit 10.3 to the S-1 Registration Statement.

         10.4 Form of Stock Purchase Agreement for use with the Plan, incorporated herein by this reference to Exhibit 10.4 to the S-1 Registration Statement.

         10.5     DISC, Inc. 1995 Stock Option Plan for Non-Employee Directors
                  (the "Director Plan"), incorporated herein by this reference to Exhibit 10.5 to the Company's 1995 Form 10-K.

         10.6 Form of Stock Option Agreement for use with the Director Plan, incorporated herein by this reference to Exhibit 10.6 to the Company's 1995 Form 10-K.

         10.7 Form of Indemnification Agreement entered into by the Company and its executive officers and directors, incorporated by reference to Exhibit 10.5 to the S-1 Registration Statement.

         10.8     Series D Preferred Stock Purchase Agreement dated April 14,
                  1994, incorporated herein by this reference to Exhibit 10.6 to the Company's 1994 Form 10-K.

         10.9     Series E Preferred Stock Purchase Agreement dated March 31,
                  1995, incorporated herein by this reference to Exhibit 10.7 to the Company's 1994 Form 10-K.

         10.10    Series F Preferred Stock Purchase Agreement dated September
                  29, 1995, incorporated herein by this reference to Exhibit
                  10.10 to the Company's 1995 Form 10-K.

         10.11    Series G Preferred Stock Purchase Agreement dated March 29,
                  1996, incorporated herein by this reference to Exhibit 10.11 to the Company's 1995 Form 10-K.

         10.12 Convertible Debenture Purchase Agreement dated March 29, 1996, incorporated herein by this reference to Exhibit 10.12 to the Company's 1995 Form 10-K.

         10.13    Sublease dated October 19, 1994, between the Company and Dolch
                  American Instruments, Inc., for property located in Milpitas, California, incorporated herein by this reference to Exhibit
                  10.8 to the Company's 1994 Form 10-K.

         10.14 Loan and Security Agreement dated December 14, 1994 between the Company and CoastFed Business Credit Corporation, as amended to date, incorporated herein by this reference to
                  Exhibit 10.14 to the Company's 1995 Form 10-K.

         10.15 First Amendment to Convertible Debenture Purchase Agreement, dated December 31, 1996.

         10.16 Second Amendment to Convertible Debenture Purchase Agreement, dated April 11, 1997.

         23       Consent of Price Waterhouse LLP.

         25       Power of Attorney (included on Signature Page).


Executive Compensation Plans and Arrangements
---------------------------------------------

         10.1 DISC, Inc. 1990 Stock Option, Plan, as amended (the "Plan"), incorporated by reference to Exhibit 10.1 to the S-1
                  Registration Statement.

         10.2 Form of Stock Option Agreement for use with the Plan, , incorporated herein by this reference to Exhibit 10.2 to the S-1 Registration Statement.

         10.3 Form of Stock Bonus Agreement for use with the Plan, incorporated herein by this reference to Exhibit 10.3 to the S-1 Registration Statement.

         10.4 Form of Stock Purchase Agreement for use with the Plan, incorporated herein by this reference to Exhibit 10.4 to the S-1 Registration Statement.

         10.5     DISC, Inc. 1995 Stock Option Plan for Non-Employee Directors
                  (the "Director Plan"), incorporated herein by this reference to Exhibit 10.5 to the Company's 1994 Form 10-K.

         10.6 Form of Stock Option Agreement for use with the Director Plan, incorporated herein by this reference to Exhibit 10.6 to the Company's 1994 Form 10-K.

         10.7 Form of Indemnification Agreement entered into by the Company and its executive officers and directors, incorporated by reference to Exhibit 10.5 to the S-1 Registration Statement.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, at Sunnyvale, California this 14th day of April, 1997.

                                   DISC, Inc.


                                   By  /s/ J. Richard Ellis
                                       --------------------------------------
                                       J. Richard Ellis
                                       President and Chief Executive Officer


                                POWER OF ATTORNEY

I, the undersigned director and officer of DISC, Inc., do hereby constitute and appoint our true and lawful attorney and agent with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto: and we do hereby ratify and confirm all that said attorney and agent, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ J. Richard Ellis              President, Chief Executive Officer              April 14, 1997
---------------------------       and Chairman of the Board of Directors
(J. Richard Ellis)                (Principal Executive Officer)


/s/ Henry Madrid                  Vice President of Finance                       April 14, 1997
---------------------------       and Chief Financial Officer
(Henry Madrid)                    (Principal Financial and Accounting Officer)


/s/ Frank T. Connors              Director                                        April 11, 1997
---------------------------
(Frank T. Connors)

/s/ F. Rigdon Currie              Director                                        April 4, 1997
---------------------------
(F. Rigdon Currie)

/s/ Michael D. Kaufman            Director                                        April 14, 1997
---------------------------
(Michael D. Kaufman)

/s/ Arch J. McGill                Director                                        April 14, 1997
---------------------------
(Arch J. McGill)

/s/ Michael A. McManus, Jr.       Director                                        April 14, 1996
---------------------------
(Michael  A. McManus, Jr.)

                                   DISC, INC.
                                    FORM 10-K
                                  EXHIBIT INDEX


                                                                                    SEQUENTIAL
                                                                                   PAGE NUMBER
                                                                                   -----------
3.8      Certificate of Determination of Preference of Series H Preferred Stock,
         as filed with the California Secretary of State on November 18, 1996.          41

3.9      Certificate of Determination of Preference of Series I Preferred Stock,
         as filed with the California Secretary of State on November 18, 1996.          47

3.10     Certificate of Amendment to Amended and Restated Articles of
         Incorporation, as filed with the California Secretary of State on April
         14, 1997.                                                                      53

3.11     Certificate of Determination of Preference of Series J Preferred Stock,
         as filed with the California Secretary of State on April 11, 1997.             55

10.15    First Amendment to Convertible Debenture Purchase Agreement, dated
         December 31, 1996.                                                             61

10.16    Second Amendment to Convertible Debenture Purchase Agreement, dated
         April 11, 1997.                                                                64

11.      Computation of Net Loss Per Share.                                             67

23.      Consent of Price Waterhouse LLP                                                69

25.      Power of Attorney (included on Signature Page).

                              FINANCIAL STATEMENTS

As required under Item 8. Financial Statements and Supplementary Data, the financial statements of the Company are provided in this separate section. The financial statements included in this section are as follows:

DISC, INC.
BALANCE SHEET

                                                                                           December 31,
----------------------------------------------------------------------------------------------------------------
                                                                                   1996                   1995
----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash                                                                        $305,000               $298,000
   Accounts receivable, net of allowance for doubtful accounts                1,430,000              1,144,000
   Inventories                                                                1,862,000              1,822,000
   Prepaids and deposits                                                         72,000                 80,000
                                                                            -----------             ----------
        Total current assets                                                  3,669,000              3,344,000

Property and equipment, net                                                     441,000                437,000
                                                                            -----------             ----------
                                                                             $4,110,000             $3,781,000
                                                                            ===========             ==========
----------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $1,585,000             $1,527,000
   Borrowings under credit line                                               1,087,000                731,000
   Other accrued liabilities                                                    211,000                365,000
   Accrued warranty                                                              95,000                106,000
   Current portion of capitalized lease obligations                                 ---                 48,000
                                                                            -----------             ----------
        Total current liabilities                                             2,978,000              2,777,000

Shareholders' equity:
   Series C Convertible Preferred Stock; no par value,
      372,296 shares authorized, issued and outstanding                       1,861,000              1,861,000
   Series D Convertible Preferred Stock; no par value,
      600,000 shares authorized; 444,444 shares
      issued and outstanding                                                  1,971,000              1,971,000
   Series E Convertible Preferred Stock; no par value,
      500,000 shares authorized, issued and outstanding                       1,980,000              1,980,000
   Series F Convertible Preferred Stock; no par value,
      250,000 shares authorized, issued and outstanding                       1,250,000              1,250,000
   Series G Convertible Preferred Stock; no par value,
      110,000 shares authorized, issued and outstanding                         950,000
   Series H Convertible Preferred Stock; no par value,
      26,109 shares authorized, issued and outstanding                        1,000,000
   Series I Convertible Preferred Stock; no par value,
      167,065 shares authorized, issued and outstanding                         700,000
   Series J Convertible Preferred Stock; no par value,
      244,966 shares authorized, issued and outstanding                         730,000
   Common Stock; no par value, 20,000,000 shares
      authorized; 3,279,532 and 3,034,545 shares
      issued and outstanding                                                 10,925,000             10,835,000
   Accumulated deficit                                                      (20,235,000)           (16,893,000)
                                                                            -----------            -----------
        Total shareholders' equity                                            1,132,000              1,004,000
                                                                            -----------            -----------
                                                                            $ 4,110,000            $ 3,781,000
                                                                            ===========            ===========

                 See accompanying notes to financial statements.

DISC, INC.
STATEMENT OF OPERATIONS


                                                                                  Year Ended December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                                         1996                1995                    1994
----------------------------------------------------------------------------------------------------------------------------
Net sales                                                         $  7,761,000          $6,605,000              $4,326,000
                                                                ------------------------------------------------------------

Costs and expenses:
    Cost of sales                                                    6,549,000           5,478,000               3,727,000
    Research and development                                         1,297,000           1,336,000               1,414,000
    Marketing and sales                                              2,155,000           1,295,000               1,146,000
    General and administrative                                         984,000           1,195,000                 962,000
                                                                ------------------------------------------------------------
        Total costs and expenses                                    10,985,000           9,304,000               7,249,000
                                                                ------------------------------------------------------------

Loss from operations                                               (3,224,000)         (2,699,000)             (2,923,000)
Interest income                                                         5,000               3,000                   6,000
Interest and other expense                                           (123,000)           (130,000)                (28,000)
                                                                ------------------------------------------------------------
Net loss                                                          $(3,342,000)        $(2,826,000)            $(2,945,000)
                                                                ------------------------------------------------------------
Net loss per share                                                $     (1.08)             $(0.94)                 $(0.99)
                                                                ------------------------------------------------------------
Weighted average common shares and equivalents                      3,106,000           3,004,923               2,962,960
----------------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

DISC, INC.
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                         Accretion of
                                                                                                          Mandatorily
                                                                                                           Redeemable
                                                                                                          Convertible
                                                                                                        Preferred Stock
                                              Preferred Stock                  Common Stock                Redemption
                                          Shares         Amount            Shares          Amount             Value
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                           $       --        2,946,096       $10,812,000        $(116,000)
Issuance of Series D Convertible
    Preferred Stock, net                 400,000        1,971,000
Exercise of Common Stock options                                            33,560            11,000
Exercise of Warrant                                                          8,629
Accretion of Series C Redeemable
    Convertible Preferred Stock
    redemption value (Note 5)                                                                                (112,000)
Net loss for the period
                                      ------------------------------------------------------------------------------------

Balance at December 31, 1994             400,000       $1,971,000        2,988,285       $10,823,000        $(228,000)
Exercise of Common Stock options                                            41,260            12,000
Exercise of Warrant                                                          5,000
Issuance of Series D  Preferred
   Stock                                  44,444
Issuance of Series E Convertible
   Preferred Stock, Net                  500,000        1,980,000
Issuance of Series F Convertible
   Preferred Stock, Net                  156,250        1,250,000
Series C Preferred Stock (Note 5)        372,296        1,861,000
Series C Accretion (Note 5)                                                                                    228,000
Net loss for the period
                                      ------------------------------------------------------------------------------------
Balance at December 31, 1995           1,472,990       $7,062,000        3,034,545       $10,835,000        $       --
Exercise of Common Stock Options                                                              90,000
                                                                           244,987
Issuance of Series F Convertible
   Preferred Stock, net                   93,750

Issuance of Series G Convertible
   Preferred Stock, net                  110,000          950,000
Issuance of Series H Convertible
   Preferred Stock, net                   26,109        1,000,000
Issuance of Series I Convertible
   Preferred Stock, net                  167,065          700,000
Issuance of Series J Convertible
   Preferred Stock, net                  244,966          730,000
Net Loss for Period
                                      ------------------------------------------------------------------------------------
Balance at December 31, 1996           2,114,880      $10,442,000        3,279,532       $10,925,000        $       --
==========================================================================================================================


                                         Accumulated
                                           Deficit              Total
---------------------------------------------------------------------
Balance at December 31, 1993           $(11,122,000)        $(426,000)
Issuance of Series D Convertible
    Preferred Stock, net                                     1,971,000
Exercise of Common Stock options                                11,000
Exercise of Warrant
Accretion of Series C Redeemable
    Convertible Preferred Stock
    redemption value (Note 5)                                (112,000)
Net loss for the period                  (3,945,000)       (2,945,000)
                                      -------------------------------

Balance at December 31, 1994           $(14,067,000)      $(1,501,000)
Exercise of Common Stock options                               12,000
Exercise of Warrant
Issuance of Series D  Preferred
   Stock
Issuance of Series E Convertible
   Preferred Stock, Net                                      1,980,000
Issuance of Series F Convertible
   Preferred Stock, Net                                      1,250,000
Series C Preferred Stock (Note 5)                            1,861,000
Series C Accretion (Note 5)                                    228,000
Net loss for the period                  (2,826,000)      $(2,826,000)
                                      -------------------------------
Balance at December 31, 1995           $(16,893,000)        $1,004,000
Exercise of Common Stock Options                                90,000

Issuance of Series F Convertible
   Preferred Stock, net                                             --

Issuance of Series G Convertible
   Preferred Stock, net                                        950,000
Issuance of Series H Convertible
   Preferred Stock, net                                      1,000,000
Issuance of Series I Convertible
   Preferred Stock, net                                        700,000
Issuance of Series J Convertible
   Preferred Stock, net                                        730,000
Net Loss for Period                      (3,342,000)       (3,342,000)
                                      -------------------------------
Balance at December 31, 1996           $(20,235,000)       $1,132,000
=====================================================================

                 See accompanying notes to financial statements.

DISC, INC.
STATEMENT OF CASH FLOWS

                                                                                             Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                                                      1996            1995            1994
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                                   $(3,342,000)    $(2,826,000)    $(2,945,000)
    Adjustments to reconcile net loss to cash used in operating activities:
        Depreciation expense                                                       226,000         299,000         245,000
    Changes in assets and liabilities:
        Accounts receivable                                                       (286,000)        (85,000)       (275,000)
        Inventories                                                                (40,000)       (852,000)         63,000
        Prepaids and deposits                                                        8,000          86,000        (112,000)
        Accounts payable                                                            58,000         292,000         601,000
        Other accrued liabilities                                                 (154,000)         57,000          84,000
        Accrued warranty                                                           (11,000)        (59,000)        (49,000)
                                                                               --------------------------------------------
Cash used in operating activities                                               (3,541,000)     (3,088,000)     (2,388,000)
                                                                               --------------------------------------------
Cash used in investing activities for capital expenditures                        (230,000)       (369,000)       (150,000)
                                                                               --------------------------------------------
Cash flows from financing activities:
    Borrowings under bank line of credit, net                                      356,000         459,000         272,000
    Proceeds from issuance of Common Stock                                          90,000          12,000          11,000
    Proceeds from issuance of Preferred Stock                                    3,380,000       3,230,000       1,971,000
    Repayment of capitalized lease obligations                                     (48,000)        (59,000)        (53,000)
                                                                               --------------------------------------------
Cash provided by financing activities                                            3,778,000       3,642,000       2,201,000
                                                                               --------------------------------------------
Net increase (decrease) in cash                                                      7,000         185,000        (337,000)
Cash at beginning of the year                                                      298,000         113,000         450,000
                                                                               --------------------------------------------
Cash at end of the year                                                        $   305,000         298,000     $   113,000
                                                                               --------------------------------------------

Supplemental disclosure of cash flow information: Interest paid                $   122,000         130,000     $    15,000
---------------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

DISC, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY:

       DISC, INC. ("the Company") is engaged in the marketing, development and manufacturing of optical disk storage units.

       Subsequent to year end, the Company amended its agreement to raise funds through the issuance of subordinated convertible debentures. The
       Company will receive $2,000,000 in installments during 1997, $750,000 of which was received by March 31, 1997 (See Note 5). The Company believes that this cash, together with cash generated from operations, will be sufficient to meet its operating requirements at least through the end of 1997, although the Company anticipates that it will continue to incur net losses for the foreseeable future. The ability to sustain its operations for a significant period after December 31, 1997, will depend on the Company's ability to significantly increase sales or raise significant additional equity or debt financing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       REVENUE RECOGNITION

       Revenue from product sales is recognized upon shipment of the product when the Company has no significant obligations remaining and collection of the resulting receivable is probable.

       INVENTORIES

       Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out method.

       PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Depreciation is computed using the straight line method over the shorter of the estimated useful lives of the assets, which range from three to five years, or the lease term of the respective assets, if applicable.

       RESEARCH AND DEVELOPMENT

       Research and development costs are charged to expense as incurred.

       STOCK COMPENSATION PLANS

       The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock compensation plans. Accordingly, the Company does not recognize compensation cost related to these plans. In 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123") for disclosure purposes only. The appropriate disclosures, in accordance with SFAS 123 have been included in the footnotes to the financial statements.

       NOTES TO FINANCIAL STATEMENTS

       INCOME TAXES

       The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes." SFAS 109 accounts for income taxes under an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

       NET LOSS PER SHARE

       Net loss per share is computed on the basis of the weighted average number of shares of Common Stock outstanding plus Common Stock equivalents related to stock options and Warrants outstanding unless anti-dilutive.

       USE OF ESTIMATES

       The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.

NOTE 3 - BALANCE SHEET DETAILS:

                                                                                  December 31,
---------------------------------------------------------------------------------------------------------
                                                                       1996                         1995
---------------------------------------------------------------------------------------------------------
Accounts Receivable:
  Trade accounts receivable                                    $  1,544,000                 $  1,248,000
    Less:  Allowance for doubtful accounts                         (114,000)                    (104,000)
                                                               ------------------------------------------
                                                               $  1,430,000                 $  1,144,000
                                                               ==========================================


Inventories:
   Raw materials                                               $  1,286,000                 $  1,163,000
   Work-in-process                                                  545,000                      541,000
   Finished goods                                                    31,000                      118,000
                                                               ------------------------------------------
                                                               $  1,862,000                 $  1,822,000
                                                               ==========================================

Property and Equipment:
   Computer and other equipment                                $    667,000                 $    618,000
   Tooling                                                          203,000                      160,000
   Evaluation units                                                 607,000                      479,000
   Leasehold Improvements                                            22,000                       22,000
   Furniture and fixtures                                            58,000                       48,000
                                                               ------------------------------------------
                                                                  1,557,000                    1,327,000
    Less: Accumulated depreciation and amortization              (1,116,000)                    (890,000)
                                                               ------------------------------------------
                                                               $    441,000                 $    437,000
=========================================================================================================

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - DEBT:

During 1994, the Company entered into a line of credit agreement with a bank and, in 1995, amended that agreement to extend the expiration date to December 31, 1997, and to modify certain other provisions of the agreement. Borrowings under this facility are limited to the lesser of $1,500,000 or 80% of eligible receivables through December 31, 1996, and to the lesser of $2,000,000 or 80% of eligible receivables thereafter. At December 31, 1996 and 1995, $1,087,000 and $731,000, respectively, was outstanding under the line. Borrowings under this facility bear interest at the bank's prime rate plus 2% (10.25% at December 31, 1996) with a minimum of 9% and are secured by substantially all of the assets of the Company. In addition, the agreement requires a minimum interest charge of $9,000 per month.

NOTE 5 - CONVERTIBLE PREFERRED STOCK:

There are 5,000,000 shares of Preferred Stock authorized, which are designated in series as follows: Series C: 372,296 shares; Series D: 600,000 shares; Series
E: 500,000 shares; Series F: 250,000 shares; Series G: 110,000 shares; Series H:
26,109 shares; Series I: 167,065 shares; Series J: 244,966 shares and undesignated: 2,729,564 shares.

In December 1992, 372,296 shares of Series C Preferred Stock were issued upon the conversion of $1,675,000 of notes payable to shareholders. Under the terms of the Series C Preferred Stock when issued, the holders of Series C Preferred Stock, at their option could require the Company, under certain conditions, to redeem all or part of the Series C Preferred Stock at $5.00 per share plus any accrued but unpaid dividends. In March 1995, the sole holder of the Company's outstanding Series C Preferred Stock irrevocably waived its right to cause the Company to redeem these shares. In consideration for this waiver, the Company issued a warrant to the holder to purchase 148,918 shares of Common Stock of the company at a price of $5.50 per share. This warrant expires on April 1, 2000. At its Annual Meeting of Shareholders on August 20, 1995, the Company's shareholders, including the holder of Series C Preferred Stock, approved an amendment to the Company's Amended and Restated Articles of Incorporation to delete the redemption Provisions of the Series C Preferred Stock and the Amended and Restated Articles of Incorporation were so amended on September 18, 1995.

As a result of the waiver, the Company no longer records accretion for the Series C Preferred Stock Agreement, has reclassified the Series C Mandatorily Redeemable Preferred Stock on its balance sheet to Shareholders' Equity and has eliminated the Accretion of Mandatorily Redeemable Convertible Preferred Stock redemption value as a line item on the balance sheet.

In April through September 1994, 400,000 shares of Series D Preferred Stock were issued at a price of $ 5.00 per share. In addition, holders of Series D Preferred Stock received one redeemable Common Stock Purchase Warrant (the "Warrants") for every two shares of Series D Preferred Stock purchased. The Warrants expire five years from the date of issuance and each Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $5.50 per share, subject to adjustment for dilution. In March 1995, pursuant to the anti-dilution provisions of the Series D Stock agreement, triggered by the issuance of Series E Preferred Stock discussed below, the Company issued an additional 44,444 shares of Series D Preferred Stock and 60,000 Warrants each of which is to purchase one share of Common Stock at an exercise price of $5.50 per share. In addition, the exercise price of Warrants originally issued under the Series D Stock agreement was changed from $6.50 to $5.50 per share. Series D Preferred Stock has no further anti-dilution rights.

NOTES TO FINANCIAL STATEMENTS

In March through September 1995, 500,000 shares of Series E Preferred Stock were issued at a price of $4.00 per share. In addition, holders of Series E Preferred Stock received two redeemable Common Stock Purchase Warrants for every five shares of Series E Preferred Stock purchased. The Warrants expire five years from the date of issuance and entitle the holder to purchase one share of Common Stock at an exercise price of $5.50, subject to adjustment for dilution.

In September through December 1995, 156,250 shares of Series F Preferred Stock were issued at a price of $8.00 per share. In addition, holders of Series F Preferred Stock received four redeemable Common Stock Purchase Warrants for every five shares of Series F Preferred Stock purchased. The Warrants expire five years from the date of issuance and entitle the holder to purchase one share of Common Stock at an exercise price of $5.50, subject to adjustment for dilution.

In March 1996, 47,500 shares of Series G Preferred Stock were issued at a price of $20.00 per share. In addition, holders of Series G Preferred Stock received five redeemable Common Stock Purchase Warrants for every two shares of Series G Preferred Stock purchased. The Warrants expire five years from the date of issuance and entitle the holder to purchase one share of Common Stock at an exercise price of $2.50 per share, subject to adjustment for dilution.

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

In March 1996 and in December 1996, the Conversion Price was changed to the closing bid price of the Company's Common Stock on the last day of the calendar quarter, the Company entered into an agreement with one of its shareholders under which the Company could issue subordinated convertible debentures in the aggregate principal amount of $1,400,000. In September and December 1996, the agreement was amended to increase the amount to a total of $3,400,000 During the quarters ended June 30, September 30 and December 31, 1996, the Company issued $1,000,000, $700,000 and $730,000 in principal amount for such debentures to its shareholder. On June 30, September 30, and December 31, 1996 such debentures were converted into 26,109, 167,065 and 244,966 shares of Series H, Series I and Series J Preferred Stock at $38.30, $4.19 and $2.98 per share, respectively. In addition holders of Series H Preferred Stock received five redeemable Common Stock Purchase Warrants for every two shares of Series H Preferred Stock purchased. The Warrants expire five years from the date of issuance and entitle the holder to purchase one share of Common Stock at an exercise price of $4.85 per share, subject to adjustment for dilution. Holders of Series I Preferred Stock received one redeemable Common Stock Purchase Warrant for every four shares of Series I Preferred Stock purchased. The Warrants expire five years from the date of issuance and entitle the holder to purchase one share of Common Stock at an exercise price of $5.24 per share, subject to adjustment for dilution. Holders of Series J Preferred Stock received one redeemable Common Stock Purchase Warrant for every four shares of Series J Preferred Stock purchased. The Warrants expire five years from the date of issuance and entitle the holder to purchase one share of Common Stock at an exercise price of $3.73 per share, subject to adjustment for dilution.

The Series C, Series D, Series E, Series F, Series G, Series H, Series I and Series J Preferred Stock have certain rights, preferences and restrictions with respect to conversion, redemption, dividends, liquidation and voting.

NOTES TO FINANCIAL STATEMENTS

The holders of Series C Preferred Stock are entitled to receive $0.30 per share per annum cumulative dividends prior and in preference to Common Shareholders. Such dividends are cumulative whether or not declared by the Board of Directors. The holders of Series D, Series E, Series I and Series J Preferred Stock are entitled to receive, when and if declared by the Board of Directors, dividends in the same amount per share as declared on the Company's Common Stock with each share of Preferred Stock being treated for this purpose as the number of shares of Common Stock into which it is convertible. The holders of Series F Preferred Stock are entitled to receive when and if declared by the Board of Directors dividends at two times the amount per share as declared on the Company's Common Stock. The holders of Series G and Series H Preferred Stock are entitled to receive when and if declared by the Board of Directors dividends at ten times the amount per share as declared on the Company's Common Stock.

Upon liquidation, holders of Series C Preferred Stock are entitled to receive $5.00 per share plus cumulative dividends before any distributions may be made to Common Shareholders, Series D, Series E, Series F, Series G, Series H, Series I and Series J Preferred Shareholders. Upon liquidation, after payment of the liquidation amounts of the Series C Preferred Stock, holders of Series D, Series E, Series F, Series G, Series H, Series I and Series J Preferred Stock are entitled to receive $5.00, $4.00, $8.00, $20.00, $38.30, $4.19 and $2.98 per
share, respectively, plus any declared and unpaid dividends on such shares, prior to any distribution to Common Shareholders.

At the sole option of the holder and subject to certain adjustments for dilution, each share of Series C, Series D, Series E Series I and J Preferred Stock is convertible into one share of Common Stock and Series G and Series H Preferred Stock are convertible into ten shares of Common Stock. Each share of Series C, Series D, Series E, Series F, Series G, Series H, Series I and Series J Preferred Stock has the number of votes equal to the number of common Stock into which it is then convertible.

SUBSEQUENT EVENT

In April 1997, the Company amended the March 1996 agreement, as amended December 1996, with one of its shareholders to increase the total amount of principal to be received to $4,430,000 in exchange for subordinated convertible debentures. The Company will receive $2,000,000 in installments during 1997 in exchange for subordinated convertible debentures. The debentures will convert to Preferred Stock at March 31, 1997; June 30, 1997, September 30, 1997 and December 31, 1997, in amounts to be determined and at a price per share based on the closing bid price of the Company's Common Stock on the last day of the calendar qyarter.

NOTE 6 - COMMON STOCK:

In addition to the Common Stock Purchase Warrants issued in connection with the sales of Preferred Stock described in Note 5, the Company has issued Warrants to purchase its Common Stock at various times in conjunction with its initial public offering ("IPO"), in connection with the issuance of promissory notes and in conjunction with various employment and consulting service agreements. Information with regard to the Warrants outstanding as of December 31, 1996 is summarized in the following table.

NOTES TO FINANCIAL STATEMENTS

      Date                     Issued                     Number            Exercise Price             Expiration
     Issued              In Connection With              of Shares             per Share                  Date
     ------              ------------------              ---------             ---------                  ----
    8/92-9/92       Promissory notes                        228,000                 $3.93            8/97-9/97  (1)
      10/92         Employment agreement                      8,630                   .02                11/97
      12/92         IPO                                   1,440,000                  7.50                12/97  (2)
      12/92         IPO - to Underwriter                     65,000                 12.38                12/96  (2)
       2/94         Consulting Services                      11,666                  5.50                 2/99
       8/94         Consulting Services                      10,000                  5.25                 8/99


(1) Redeemable in whole, but not in part, for $.001 per Warrant if, subsequent to the company's IPO, the Company's Common Stock trades at least four times the exercise price of the Warrants for a period of 30 trading days ending within 15 days of the notice of redemption, or the Company effects a private placement of Common Stock aggregating at least $5,000,000 at a price per share equal to at least four times the exercise price of the Warrants.

(2) Redeemable beginning one year from date of issuance for $.05 per Warrant upon 30 days written notice at any time after the closing bid price of the Company's Common Stock is at least $10.00 per share for 30 consecutive business days ending within 15 days of the Notice of Redemption.

In 1994, a former employee and founder of the Company exercised Warrants to purchase 8,629 shares of Common Stock at $.02 per share. In 1995, Warrants issued in connection with consulting services were exercised to purchase 5,000 shares of Common Stock at $.05 per share.

All warrants outstanding as of December 31, 1996 are exercisable.

NOTE 7 - STOCK OPTION PLAN:

At December 31, 1996, the Company had two stock-based compensation plans, which are described below:

THE 1990 PLAN

Under the 1990 Stock Option Plan, as amended in 1995 (the "1990 Plan"), employees, consultants and non-employee directors (prior to 1995) may be granted options for up to 1,150,000 shares of Common Stock which vest over a four year period from the date of grant. The options vest equally on a monthly basis unless it is the employee's or consultant's first stock grant, in which case vesting commences six months from the date of grant.

At December 31, 1996, 102,452 shares were available for grant under the 1990
Plan.

On May 20, 1996, the Company canceled options to purchase 72,600 shares of common stock with exercise prices ranging from $4.25 to $6.25, previously granted to employees and reissued all such options at an exercise price of $3.88 the fair market value of the stock on that date. The reissued options vest over a four year period from the date of reissuance.

NOTES TO FINANCIAL STATEMENTS

THE NON-EMPLOYEE OPTION PLAN

In 1995, the Board of Directors adopted and the Shareholders approved, the 1995 Stock Option Plan for Non-Employee Directors (the "Non-Employee Option Plan"). The Company has reserved 150,000 shares of Common Stock for issuance under this Plan. Under the Non-Employee Option Plan, each newly-elected non-employee director of the Company will be granted a non-statutory option to purchase 25,000 shares of the Company's Common Stock. This option vests over a six year period. In addition, each non-employee director of the Company will be granted a non-statutory option to purchase 5,000 shares of the Company's Common Stock during each year of service as a director of the Company commencing in 1995. These options vest immediately upon grant and are immediately exercisable.

At December 31, 1996, 100,000 shares were available for grant under the Non-Employee Option Plan.

Under both plans, the options will be granted at prices equal to the fair market value on the date of grant and expire five years from the date of grant.

The following table summarizes the activity for the 1990 Plan for the years ended December 31, 1996, 1995 and 1994:

                                           1996                               1995                     1994             1994
                             --------------------------------------------------------------------------------------------------

                                              WEIGHTED-AVERAGE                   WEIGHTED-AVERAGE                   OPTION
FIXED OPTIONS                    SHARES        EXERCISE PRICE        SHARES       EXERCISE PRICE     SHARES         PRICE
-------------                    ------        --------------        ------       --------------     ------         -----
Outstanding at beginning
    of year                      786,661            $4.05            799,892           $3.79         715,037
Granted                          361,600             4.52            132,150            5.61         154,500      $5.25-6.00
Exercised                       (244,987)            0.37            (41,281)           0.29         (33,560)       .07-.37
Forfeited                       (181,674)            5.25           (104,100)           5.49         (36,085)       .07-.37
                            ---------------------------------------------------------------------------------------------------
Outstanding at end of year       721,600            $5.24            786,661           $4.05         799,892
                            ===================================================================================================

Options Exercisable at
    year-end                     333,130                             481,015                         382,111

Weighted-average fair
    value of options
    granted during the
    year                           $2.35                               $2.96


The following table summarizes information about options outstanding under the 1990 Plan at December 31, 1996:

                                          OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                           ----------------------------------------------------        ----------------------------------
         RANGE                NUMBER        WEIGHTED-AVERAGE        WEIGHTED-             NUMBER             WEIGHTED-
          OF               OUTSTANDING          REMAINING            AVERAGE           EXERCISABLE            AVERAGE
    EXERCISE PRICES        AT 12/31/96      CONTRACTUAL LIFE     EXERCISE PRICE        AT 12/31/96         EXERCISE PRICE
    ---------------        -----------      ----------------     --------------        -----------         --------------
    $3.88 to $4.81            209,850              4.3               $ 4.22                32,926              $ 4.23
    $5.13 to $5.75            302,650              2.9               $ 5.33               155,091              $ 5.31
    $6.00 to $7.13            209,100              2.2               $ 6.12               145,113              $ 6.11

NOTES TO FINANCIAL STATEMENTS

The following table summarizes the activity for the Non-Employee Option Plan for the years ended December 31, 1996 and 1995:

                                                    1996                                   1995
                                       ------------------------------------------------------------------------
                                                       WEIGHTED-AVERAGE                     WEIGHTED-AVERAGE
FIXED OPTIONS                              SHARES       EXERCISE PRICE        SHARES         EXERCISE PRICE
-------------                              ------       --------------        ------         --------------
Outstanding at beginning of year           25,000            $5.25               -                  $-
Granted                                    25,000             4.64             25,000              5.25
Exercised                                     -                -                 -                  -
Forfeited                                     -                -                 -                  -
                                      -------------------------------------------------------------------------

Outstanding at end of year                 50,000            $4.95             25,000             $5.25
                                      =========================================================================
Options Exercisable at year-end            50,000                              25,000

Weighted-average fair value of
  options granted during the year           $2.69                              $3.01



The following table summarizes information about options outstanding under the Non-Employee Option Plan at December 31, 1996:


                   Options Outstanding                                        Options Exercisable
    Range of           Number          Weighted-Average
    Exercise        Outstanding            Remaining           Weighted Average       Number Exercisable       Weighted Average
     Prices         at 12/31/96        Contractual Life         Exercise Price            at 12/31/96           Exercise Price
     ------         -----------        ----------------         --------------            -----------           --------------
 $4.25 to $6.38        50,000                 4.3                   $4.95                   50,000                  $4.95

The Company applies APB Opinion No. 25 ("APB 25") and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two stock-based compensation plans been determined consistent with FASB Statement No. 123 ("FAS 123"), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                         1996                 1995
                                                                         ----                 ----
Net  Income                            As Reported                   $(3,342,000)        $(2,826,000)
                                       Pro Forma                     $(3,456,000)        $(2,962,000)

Primary Loss Per Share                 As Reported                        $(1.08)             $(0.94)
                                       Pro Forma                          $(1.11)             $(0.99)


Because the Company is in its initial year of adoption of FAS 123, the compensation cost calculated is based on options granted in 1995 and 1996 and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of the pro forma effects of option grants on reported net income for future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: expected volatility of 60.9% for all years; risk-free interest rates for the last day of the month in which the options were granted; and expected lives of 4 years for the 1990 Option Plan and 5 years for the Non-Employee Option Plan.

NOTES TO FINANCIAL STATEMENTS




NOTE 8 - INCOME TAXES:

Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                            December 31, 1996      December 31, 1995
--------------------------------------------------------------------------------------------------------------------------
Net operating loss carryforwards                                                    6,763,000              $   5,719,000
Credit carryforwards                                                                  789,000                    630,000

Capitalized research and development expenses                                         179,000                    407,000
Reserves and other                                                                    213,000                   (118,000)
                                                                  --------------------------------------------------------
Gross deferred tax assets                                                           7,944,000                  6,638,000

Valuation allowance                                                                (7,944,000)                (6,638,800)
                                                                  --------------------------------------------------------
                                                                                  $       ---             $          ---
--------------------------------------------------------------------------------------------------------------------------

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

The Company occupies its facility under a non-cancelable lease agreement which expires October 31, 2000. The lease requires the Company to pay property taxes and insurance.

In addition, the Company leased certain property and equipment under capital leases which expired in 1996. Computer and other equipment under capital leases total $0 and $205,000, with related accumulated amortization of $0 and $99,000 at December 31, 1996 and 1995 respectively.

The aggregated minimum rental commitments at December 31, 1996, excluding insurance, normal maintenance and certain property taxes, are payable as follows:

NOTES TO FINANCIAL STATEMENTS

FISCAL YEAR                                                   OPERATING LEASE
-------------------------------------------------------------------------------
1997                                                                 $152,000
1998                                                                 $155,000
1999                                                                 $158,000
2000                                                                 $134,000
2001                                                                 $    ---
                                                                     --------
Total minimum lease payments                                         $599,000
-------------------------------------------------------------------------------

       Total rental expense under non-capitalized leases, including month-to-month rentals, was $164,000, $154,000, and $105,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


CONTINGENCIES

       The Company was involved in litigation with a former customer. In March 1996, the litigation was settled and the parties involved executed a mutual release. Under the terms of the settlement, the Company paid its former customer $150,000 in cash and will provide the former customer with spare parts and supplies for twelve months following the settlement at the Company's cost less a $25,000 discount.



NOTE 10 - GEOGRAPHIC SALES AND MAJOR CUSTOMERS:

       The Company sells its products predominately in the United States. No other geographic region accounted for more than 10% of net sales in 1996, 1995 or 1994.

       No customer accounted for 10% of net sales in 1996. One customer accounted for 10% of net sales in 1995. Two customers accounted for 15% and 14% of net sales in 1994.

       At December 31, 1996, one customer represented 10%, of the accounts receivable balance. At December 31, 1995, four customers represented 13%, 12%, 11% and 11% of the accounts receivable balance.

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF DISC, INC.

       In our opinion, the accompanying balance sheet and the related statements of operations, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of DISC, INC. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


       Price Waterhouse LLP
       San Jose, California
       April 11, 1997

STOCK MARKET INFORMATION.

DISC, Inc.'s stock is traded on the NASDAQ Small-Cap Market under the symbol DCSR. The high and low prices set forth below are as reported by the NASDAQ Small Cap Market System.

                                                              1996                                  1995
                                                      HIGH                LOW                 HIGH                 LOW
-------------------------------------------------------------------------------------------------------------------------------
First quarter ended                                  $6 3/4                $2                $6 1/2              $4 1/2
Second quarter ended                                  4 7/8               2 3/4                 6                   4
Third quarter ended                                   5 3/4               4 1/8               5 1/2               3 7/8
Fourth quarter ended                                    6                 3 1/2             6 11/16                 5
-------------------------------------------------------------------------------------------------------------------------------

As of March 23, 1997, the Company had approximately 400 shareholders. The Company has never paid cash dividends and has no present plans to pay dividends. See Note 5 of Notes to Financial Statements regarding dividend requirements on the Redeemable Convertible Preferred Stock.