Form 10-Q
period 1997-03-31
DISC INC/CA
filed 1997-05-15
CIK 891788

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         Commission file number: 1-11578

                                   DISC, INC.
             (Exact name of registrant as specified in its charter)

          California                                           77-0129625
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

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

The number of shares outstanding of the registrant's Common Stock as of April 30, 1997, was 3,288,162.


This report, including all exhibits and attachments, contains 9 pages.




      See the accompanying condensed notes to these Financial Statements.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   DISC, INC.
                                  BALANCE SHEET

                                                                    March 31,        December 31,
                                                                     1997               1996
                                                                  ------------      ------------
                                                                  (Unaudited)
ASSETS
Current assets:
   Cash                                                           $    285,000      $    305,000
   Accounts receivable, net of allowance for doubtful
        accounts of $116,000 and $115,000                            1,262,000         1,430,000
   Inventories                                                       1,750,000         1,862,000
   Prepaids and deposits                                               171,000            72,000
                                                                  ------------      ------------
        Total current assets                                         3,468,000         3,669,000

Property and equipment, net                                            413,000           441,000
                                                                  ------------      ------------
                                                                  $  3,881,000      $  4,110,000
                                                                  ============      ============
LIABILITIES, AND SHAREHOLDERS'  EQUITY
Current liabilities:
   Accounts payable                                               $  1,431,000      $  1,585,000
   Borrowings under credit line                                        993,000         1,087,000
   Other accrued liabilities                                           227,000           211,000
   Accrued warranty                                                     98,000            95,000
   Current portion of capitalized lease obligations                      1,000                --
                                                                  ------------      ------------
        Total current liabilities                                    2,750,000         2,978,000
Shareholders' equity:
   Series C Convertible Preferred Stock; no par value,
      372,296 shares authorized, issued and outstanding              1,861,000         1,861,000
   Series D Convertible Preferred Stock; no par value,
      600,000 shares authorized, 444,444 shares issued and
      outstanding                                                    1,971,000         1,971,000
   Series E Convertible Preferred Stock; no par value,
      500,000 shares authorized, issued and outstanding              1,980,000         1,980,000
   Series F Convertible Preferred Stock; no par value,
      250,000 shares authorized, issued and outstanding              1,250,000         1,250,000
   Series G Convertible Preferred Stock, no par value,
      110,000 shares authorized, issued and outstanding                950,000           950,000
   Series H Convertible Preferred Stock, no par value,
      26,109 shares authorized, issued and outstanding               1,000,000         1,000,000
   Series I Convertible Preferred Stock, no par value,
      167,065 shares authorized, issued and outstanding                700,000           700,000
   Series J Convertible Preferred Stock, no par value, shares
      authorized, 244,966 issued and outstanding                       730,000           730,000
   Series K Convertible Preferred Stock, no par value,
      235,110  shares authorized, issued, and outstanding              750,000
   Common Stock; no par value, 20,000,000 shares
      authorized; 3,288,162 and 3,279,532 shares
      issued and outstanding                                        10,925,000        10,925,000
   Accumulated deficit                                             (20,986,000)      (20,235,000)
                                                                  ------------      ------------
        Total shareholders' equity                                   1,131,000         1,132,000
                                                                  ------------      ------------
                                                                  $  3,881,000      $  4,110,000
                                                                  ============      ============



      See the accompanying condensed notes to these Financial Statements.

                                   DISC, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                   Three Months Ended March 31,
                                   ----------------------------
                                        1997            1996
                                   -----------      -----------
Net sales                          $ 1,701,000       $1,402,000
                                   -----------      -----------

Costs and expenses:
   Cost of sales                     1,405,000        1,342,000
   Research and development            320,000          283,000
   Marketing and sales                 460,000          444,000
   General and administrative          240,000          252,000
                                   -----------      -----------
                                     2,425,000        2,321,000
                                   -----------      -----------

Loss from operations                  (724,000)        (919,000)
Interest income (expense), net         (27,000)         (33,000)
                                   -----------      -----------
Net loss                           $  (751,000)     $  (952,000)
                                   ===========      ===========

Net loss per share                 $     (0.23)     $     (0.31)
                                   ===========      ===========
Weighted average common
   shares and equivalents            3,282,000        3,044,000
                                   ===========      ===========



      See the accompanying condensed notes to these Financial Statements.

                                   DISC, INC.
                             STATEMENT OF CASH FLOWS
                           (DECREASE) INCREASE IN CASH
                                   (UNAUDITED)

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                        1997           1996
                                                                     ---------      ---------
Cash flows from operating activities:
   Net loss                                                          $(751,000)     $(952,000)
   Adjustments to reconcile net loss to cash used in operating expenses
     Depreciation expense                                               37,000         74,000
   Changes in assets and liabilities:
     Accounts receivable                                               168,000        161,000
     Inventories                                                       112,000         (8,000)
     Prepaid and deposits                                              (99,000)       (20,000)
     Accounts payable                                                 (154,000)       (63,000)
     Other accrued liabilities                                          16,000       (147,000)
     Accrued warranty                                                    3,000        (18,000)
                                                                     ---------      ---------
Cash used in operating activities                                     (668,000)      (973,000)
                                                                     ---------      ---------

Cash flows used in investing activities for capital expenditures        (9,000)      (160,000)
                                                                     ---------      ---------

Cash flows from financing activities:
   Borrowing under bank line of credit                                 (94,000)       (58,000)
   Proceeds from issuance of Common Stock                                   --          2,000
   Proceeds from issuance of Preferred Stock                           750,000        950,000
   Repayment of capitalized lease obligations                            1,000        (12,000)
                                                                     ---------      ---------
Cash provided by financing activities                                  657,000        882,000
                                                                     ---------      ---------

Net decrease in cash                                                   (20,000)      (251,000)
Cash at beginning of period                                            305,000        298,000
                                                                     ---------      ---------
Cash at end of period                                                $ 285,000      $  47,000
                                                                     =========      =========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                          $  28,000      $  33,000
                                                                     =========      =========



      See the accompanying condensed notes to these Financial Statements.

                                   DISC, Inc.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS


NOTE 1 - GENERAL

The unaudited Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. These Financial Statements should be read in conjunction with the Financial Statements and notes thereto for the years ended December 31, 1996 and 1995, included in the Company's Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other period or for the fiscal year which ends December 31, 1997.

NOTE 2 - INVENTORIES

The components of inventory were as follows:

                                                 March 31,     December 31,
                                                   1997            1996
                                                ----------     ----------
Purchased component parts and subassemblies     $1,225,000     $1,286,000

Work-in-process                                    500,000        545,000

Finished goods                                      25,000         31,000
                                                ----------     ----------
                                                $1,750,000     $1,862,000
                                                ==========     ==========

NOTE 3 - RELATED PARTY TRANSACTIONS

In April, 1997, the Company amended the March 1996 agreement, with one of its shareholders to increase the total amount to be received upon issuance of subordinated convertible debentures to $4,430,000. Through March 31, 1997, the Company has received $3,180,000 pursuant to such agreement. The Company will receive the remaining $1,250,000 in installments during 1997 in exchange for subordinated convertible debentures. The debentures will convert to preferred stock at June 30, September 30, and December 31, 1997 in amounts to be determined at a price per share based on the closing bid price of the Company's Common Stock on the last day of the calendar quarter.

                                     PART II

                                OTHER INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and the Company intends that such forward-looking statements are subject to the safe harbors created thereby. These forward-looking statements include
(i) the existence and development of the Company's technical and manufacturing capabilities, (ii) anticipated increased sales, (iii) potential future decreases in manufacturing costs, and (iv) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company's business, which involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements (see "Additional Factors that May Affect Future Operating Results" on page 5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996). In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Results of Operations

The Company had sales of $1,701,000 for the quarter ended March 31, 1997, as compared to $1,402,000 in the first quarter of 1996. This increase was primarily due to sales to an expanded customer base as a result of an increase in the Company's direct sales personnel. The general sales cycles for distribution of the Company's products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for Value Added Resellers and small System Integrators and from one to two years for Original Equipment Manufacturers, Product Integrators and large System Integrators.

Cost of sales, as a percentage of sales, was 83% in the first quarter of 1997, as compared to 96% in the first quarter of 1996. The Company's relatively low gross margins reflected the Company's low levels of net sales, which have resulted in unabsorbed manufacturing costs and high costs of materials due to the inability to achieve purchasing economies of scale due to low sales volume. The Company expects that, as product sales continue to increase, costs of sales per unit of product will decrease because fixed manufacturing costs will be distributed over the larger sales volume, and material costs will decrease as the result of volume purchases.

Research and development expenses were $320,000 in the first quarter of 1997 as compared to $283,000 in the first quarter of 1996. The primary reason for the increase in the first quarter of 1997 as compared to the first quarter of 1996 was an increase in engineering personnel. The Company has restructured its research and development group and is focused on building core competencies internally. The Company believes that research and development expenses will continue to increase moderately in 1997 due to current projects under consideration.

Marketing and sales expenses were $460,000 in the first quarter of 1997 as compared to $444,000 in the first quarter of 1996. The primary reason for the increase was due to participation in more trade shows targeted to vertical markets. The Company believes that marketing and sales expenses will moderately increase in connection with the Company's continued efforts to broaden the market acceptance of its products.

General and administrative expenses were $240,000 in the first quarter of 1997 as compared to $252,000 in the first quarter of 1996. The primary reason for the decrease in expenses was due to a reduction in headcount.

Liquidity and Capital Resources

In the first quarter of 1997, the Company used $668,000 of cash in operations, primarily to fund operating losses. Also in the first quarter of 1997, the Company raised $750,000 through the issuance of subordinated convertible debentures. In addition, in April 1997, the Company amended its agreement to raise funds through the issuance of subordinated convertible debentures. The Company will receive $1,250,000 in installments during the remainder of 1997. The Company believes that this cash together with borrowing from the credit line, which allows it to borrow the lesser of $1,500,000 or 80% of eligible receivables, and cash generated from operations will be sufficient to meet its operating requirements at least through the end of 1997, although the Company anticipates that it will continue to incur net losses for the foreseeable future. The ability to sustain its operations for a significant period after December 31, 1997, will depend on the Company's ability to significantly increase sales or raise significant additional equity or debt financing. There is no assurance that any of these conditions will be achieved. In particular, the Company expects to require increasing amounts of cash to finance the Company's efforts to increase sales, which the Company plans to achieve by increasing selling efforts to large system integrators and OEMs.
The company plans to hire additional sales and sales support staff, increase its participation at industry trade shows and make evaluation units available to VARs and software developers. In addition, the Company intends to expand its current network of resellers. The Company expects that it will require cash to finance purchases of inventory to satisfy anticipated increased sales as the Company's products achieve market acceptance.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27.1 Financial Data Schedule

         (b)  Reports on Form 8-K

                  During the fiscal quarter ended March 31, 1997, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DOCUMENT IMAGING SYSTEMS CORPORATION


Dated May 9, 1997                      By: /s/ J. Richard Ellis
                                          -------------------------------------
                                           J. Richard Ellis
                                           President
                                           Chief Executive Officer
                                           (Principal Executive Officer and
                                           Duly Authorized Officer)


Dated May 9, 1996                      By: /s/ Henry Madrid
                                          -------------------------------------
                                            Henry Madrid
                                            Vice President of Finance and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                   DESCRIPTION
-------                 -----------
  27             Financial Data Schedule