Form 10-Q
period 1997-06-30
DISC INC/CA
filed 1997-08-13
CIK 891788

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 OR


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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]


The number of shares outstanding of the registrant's Common Stock as of July 31, 1997, was 3,334,323.


This report, including all exhibits and attachments, contains 10 pages.


      See the accompanying condensed notes to these Financial Statements.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   DISC, INC.
                                  BALANCE SHEET


                                                                                                  June 30,            December 31,
                                                                                                    1997                 1996
                                                                                                ------------         ------------
                                                                                                    (unaudited)
ASSETS
Current assets:
   Cash                                                                                         $    279,000         $    305,000
   Accounts receivable, net of allowance for doubtful
        accounts of $118,000 and $114,000                                                          1,204,000            1,430,000
   Inventories                                                                                     1,671,000            1,862,000
   Prepaids and deposits                                                                             168,000               72,000
                                                                                                ------------         ------------
        Total current assets                                                                       3,322,000            3,669,000

Property and equipment, net                                                                          386,000              441,000
                                                                                                ------------         ------------
                                                                                                $  3,708,000         $  4,110,000
                                                                                                ------------         ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                             $  1,391,000         $  1,585,000
   Borrowings under credit line                                                                      890,000            1,087,000
   Other accrued liabilities                                                                         233,000              211,000
   Accrued warranty                                                                                  111,000               95,000
                                                                                                ------------         ------------
        Total current liabilities                                                                  2,625,000            2,978,000
Shareholders' equity:
   Series C Convertible Preferred Stock; no par value,
      372,296 shares authorized, issued and outstanding                                            1,861,000            1,861,000
   Series D Convertible Preferred Stock; no par value, 600,000
      shares authorized, 444,444 shares issued and outstanding                                     1,971,000            1,971,000
   Series E Convertible Preferred Stock; no par value,
      500,000 shares authorized, issued and outstanding                                            1,980,000            1,980,000
   Series F Convertible Preferred Stock; no par value,
      250,000 shares authorized, issued and outstanding                                            1,250,000            1,250,000
   Series G Convertible Preferred Stock, no par value,
      110,000 shares authorized, issued and outstanding                                              950,000              950,000
   Series H Convertible Preferred Stock, no par value,
      26,109 shares authorized, issued and outstanding                                             1,000,000            1,000,000
   Series I Convertible Preferred Stock, no par value,
      167,065 shares authorized, issued and outstanding                                              700,000              700,000
   Series J Convertible Preferred Stock, no par value,
      244,966 shares authorized, issued and outstanding                                              730,000              730,000
   Series K Convertible Preferred Stock, no par value,
      235,110 shares authorized, issued and outstanding                                              750,000
   Series L Convertible Preferred Stock, no par value,
      199,275 shares authorized, issued and outstanding                                              550,000
   Common Stock; no par value, 20,000,000 shares
     authorized; 3,334,323 and 3,279,532 shares
     issued and outstanding                                                                       10,925,000           10,925,000
   Accumulated deficit                                                                           (21,584,000)         (20,235,000)
                                                                                                ------------         ------------
        Total shareholders' equity                                                                 1,083,000            1,132,000
                                                                                                ------------         ------------
                                                                                                $  3,708,000         $  4,110,000
                                                                                                ============         ============


      See the accompanying condensed notes to these Financial Statements.

                                   DISC, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                        Three Months Ended June 30,               Six Months Ended June 30,
                                      -------------------------------         -------------------------------
                                          1997                1996                1997                1996
                                      -----------         -----------         -----------         -----------

Net sales                             $ 2,146,000         $ 1,705,000         $ 3,847,000         $ 3,107,000
                                      -----------         -----------         -----------         -----------

Costs and expenses:
   Cost of sales                        1,620,000           1,457,000           3,025,000           2,799,000
   Research and development               338,000             347,000             658,000             630,000
   Marketing and sales                    529,000             581,000             989,000           1,025,000
   General and administrative             230,000             242,000             470,000             494,000
                                      -----------         -----------         -----------         -----------
                                        2,717,000           2,627,000           5,142,000           4,948,000
                                      -----------         -----------         -----------         -----------

Loss from operations                     (571,000)           (922,000)         (1,295,000)         (1,841,000)
Interest income (expense), net            (27,000)            (27,000)            (54,000)            (60,000)
                                      -----------         -----------         -----------         -----------
Net loss                              $  (598,000)        $  (949,000)        $(1,349,000)        $(1,901,000)
                                      ===========         ===========         ===========         ===========


Net loss per share                    $     (0.18)        $     (0.31)        $     (0.41)        $     (0.62)
                                      ===========         ===========         ===========         ===========

Weighted average common
   shares and equivalents               3,279,000           3,044,000           3,279,000           3,044,000
                                      ===========         ===========         ===========         ===========


      See the accompanying condensed notes to these Financial Statements.

                                   DISC, INC.
                             STATEMENT OF CASH FLOWS
                           (DECREASE) INCREASE IN CASH
                                   (UNAUDITED)


                                                                                   Six Months Ended June 30,
                                                                               -------------------------------
                                                                                   1997                1996
                                                                               -----------         -----------

Cash flows from operating activities:
   Net loss                                                                   $(1,349,000)        $(1,901,000)
   Adjustments to reconcile net loss to cash used in operating expenses
     Depreciation expense                                                          91,000             139,000
   Changes in assets and liabilities:
     Accounts receivable                                                          226,000             (82,000)
     Inventories                                                                  191,000            (412,000)
     Prepaid and deposits                                                         (96,000)            (77,000)
     Accounts payable                                                            (194,000)            184,000
     Accrued liabilities                                                           22,000            (142,000)
     Accrued warranty                                                              16,000              (1,000)
                                                                               -----------         -----------
Cash used in operating activities                                              (1,093,000)         (2,292,000)
                                                                               -----------         -----------

Cash flows used in investing activities for capital expenditures                  (36,000)            (65,000)
                                                                               -----------         -----------

Cash flows from financing activities:
   Borrowings (repayments) under bank line of credit                             (197,000)            182,000
   Proceeds from issuance of Preferred Stock                                    1,300,000           1,950,000
   Repayment of capitalized lease obligations                                        --               (21,000)
                                                                               -----------         -----------
Cash provided by financing activities                                           1,103,000           2,111,000
                                                                               -----------         -----------

Net decrease in cash                                                              (26,000)           (246,000)
Cash at beginning of period                                                        305,000             298,000
                                                                               -----------         -----------
Cash at end of period                                                          $   279,000         $    52,000
                                                                               ===========         ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                    $    55,000         $    60,000
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

NOTE 2 - INVENTORIES

The components of inventory were as follows:


                                                    June 30,        December 31,
                                                      1997              1996
                                                   ----------        ----------
Purchased component parts and subassemblies        $1,023,000        $1,286,000
Work in process                                       486,000           545,000
Finished goods                                        162,000            31,000
                                                   ----------        ----------
                                                   $1,671,000        $1,862,000
                                                   ==========        ==========


NOTE 3 - RELATED PARTY TRANSACTIONS

In April, 1997, the Company amended the March 1996 agreement with one of its shareholders to increase the total amount to be received upon issuance of subordinated convertible debentures to $4,430,000. Through June 30, 1997, the Company has received $3,730,000 pursuant to such agreement. The Company will receive the remaining $700,000 in installments during the remainder 1997 in exchange for subordinated convertible debentures. The debentures will convert to preferred stock at September 30 and December 31, 1997 in amounts to be determined at a price per share based on the closing bid price of the Company's Common Stock on the last day of the calendar quarter.

NOTE 4 - RECENT ACCOUNTING  PRONOUNCEMENT

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share." This statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The Company is required to adopt the new standard in the fourth calendar quarter of 1997. The following table sets forth primary earnings per share as reported and unaudited pro forma basic and diluted earnings per share assuming FAS 128 had been applied during the periods presented:

                                           Three Months Ended March 31     Six Months Ended June 30,
                                           ----------------------------  -----------------------------
                                                1997          1996             1997          1996
                                              --------      --------         --------      --------
Primary earnings per share as reported        $  (0.18)     $  (0.31)        $  (0.41)     $  (0.62)
Pro forma basic net income per share          $  (0.18)     $  (0.31)        $  (0.41)     $  (0.62)
Pro forma diluted net income per share        $  (0.18)     $  (0.31)        $  (0.41)     $  (0.62)

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

Results of Operations

For the three and six months ended June 30, 1997, the Company had sales of $2,146,000 and $3,847,000, respectively, compared to sales of $1,705,000 and $3,107,000 for the three and six month periods ended June 30, 1996. This increase was primarily due to sales to an expanded customer base as a result of an increase in the Company's direct sales personnel. The general sales cycles for distribution of the Company's products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for Value Added Resellers and small System Integrators and from one to two years for Original Equipment Manufacturers, Product Integrators and large System Integrators.

Cost of sales, as a percentage of sales, was 75% and 79% for the three and six month periods ended June 30, 1997, respectively, as compared to 85% and 90% for the comparable 1996 periods. Although gross margin has improved in 1997 as compared to 1996, the Company's relatively low gross margins reflected the Company's low levels of net sales, which have resulted in unabsorbed manufacturing costs and high costs of materials due to the inability to achieve purchasing economies of scale. The Company expects that, as product sales continue to increase, costs of sales per unit of product will decrease because fixed manufacturing costs will be distributed over the larger sales volume, and material costs will decrease as the result of volume purchases.

For the three and six month periods ended June 30, 1997, research and development expenses were $338,000 and $658,000, respectively, compared to $347,000 and $630,000 for the comparable periods of 1996. Research and Development expenses have remained relatively flat for the three and six months ended June 30, 1997 as compared to the comparable 1996 periods due to the Company's cost containment programs. The Company believes that research and development expenses will continue to increase moderately in 1997 due to current projects under consideration.

Marketing and sales expenses were $529,000 and $909,000 for the three and six month periods ended June 30, 1997, respectively, as compared to $581,000 and $1,025,000 for the comparable periods in 1996. The primary reason for the decrease was due to a reduction in Marketing and Sales Management headcount. The Company believes that marketing and sales expenses will moderately increase during the remainder of 1997 in connection with the Company's continued efforts to achieve market acceptance of its products.

General and administrative expenses were $230,000 and $470,000 for the three and six month periods ended June 30, 1997, respectively compared to $347,000 and $630,000 for the comparable periods in 1996. The primary reason for the decrease in expenses was due to a reduction in headcount.

Liquidity and Capital Resources

During the six months ended June 30, 1997, the Company used $1,093,000 of cash in operations, primarily to fund operating losses. In April 1997, the Company amended its agreement to raise funds through the issuance of subordinated convertible debentures. The Company will receive $700,000 in installments during the remainder of 1997. The Company believes that this cash together with borrowing from the credit line, which allows it to borrow the lesser of $1,500,000 or 80% of eligible receivables, and cash generated from operations will be sufficient to meet its operating requirements at least through the end of 1997, although the Company anticipates that it will continue to incur net losses for the foreseeable future. The ability to sustain its operations for a significant period after December 31, 1997, will depend on the Company's ability to significantly increase sales or raise significant additional equity or debt financing. There is no assurance that any of these conditions will be achieved. In particular, the Company expects to require increasing amounts of cash to finance the Company's efforts to increase sales, which the Company plans to achieve by increasing selling efforts to large system integrators and OEMs by hiring additional sales and sales support staff and by making evaluation units available. In addition, the Company intends to expand its current network of resellers. The Company expects that it will require cash to finance purchases of inventory to satisfy anticipated increased sales as the Company's products achieve market acceptance.


Item 6. Exhibits and Reports on Form 8-K

        (b) Reports on Form 8-K

                During the fiscal quarter ended June 30, 1997, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            DISC, INC.


Dated August 14, 1997                       By: /S/ J. RICHARD ELLIS
                                                ________________________________
                                                J. Richard Ellis
                                                President
                                                Chief Executive Officer
                                                (Principal Executive Officer)


Dated August 14, 1997                       By: /S/ HENRY MADRID
                                                ________________________________
                                                Henry Madrid
                                                Vice President of Finance and
                                                Chief Financial Officer
                                                (Principal Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                EXHIBITS
-------               --------
 27.1         Financial Data Schedule