Form 10-Q
period 1997-09-30
DISC INC/CA
filed 1997-11-13
CIK 891788

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 OR

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the registrant's Common Stock as of October 31, 1997, was 3,380,484


This report, including all exhibits and attachments, contains 8 pages.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   DISC, INC.
                                  BALANCE SHEET


                                                               Sept 30,      December 31,
                                                             ------------    ------------
                                                                 1997            1996
                                                             ------------    ------------
                                                              (Unaudited)
ASSETS
Current assets:
   Cash                                                      $    214,000    $    305,000
   Accounts receivable, net of allowance for doubtful
        accounts of $120,000 and $114,000                       1,457,000       1,430,000
   Inventories                                                  1,672,000       1,862,000
   Prepaids and deposits                                          197,000          72,000
                                                             ------------    ------------
        Total current assets                                    3,540,000       3,669,000

Property and equipment, net                                       390,000         441,000
                                                             ------------    ------------
                                                             $  3,930,000    $  4,110,000
                                                             ============    ============

LIABILITIES, AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                          $  1,219,000    $  1,585,000
   Borrowings under credit line                                 1,256,000       1,087,000
   Other accrued liabilities                                      330,000         211,000
   Accrued warranty                                                79,000          95,000
                                                             ------------    ------------
        Total current liabilities                               2,884,000       2,978,000
                                                             ------------    ------------

Shareholders' equity:
Convertible Preferred Stock; no par value,
      5,000,000 shares authorized, 2,728,637 and
      2,114,880 shares issued and outstanding                  12,142,000      10,442,000
Common Stock; no par value, 20,000,000 shares
     authorized; 3,380,484 and 3,279,532 issued
     and outstanding                                           11,053,000      10,925,000
   Accumulated deficit                                        (22,149,000)    (20,235,000)
                                                             ------------    ------------
        Total shareholders' equity                              1,046,000       1,132,000
                                                             ------------    ------------
                                                             $  3,930,000    $  4,110,000
                                                             ============    ============


      See the accompanying condensed notes to these Financial Statements.

                                   DISC, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                              Three Months Ended Sept 30,   Nine Months Ended Sept 30,
                              --------------------------    --------------------------
                                 1997            1996          1997           1996
                              -----------    -----------    -----------    -----------
Net sales                     $ 2,306,000    $ 2,248,000    $ 6,153,000    $ 5,355,000
                              -----------    -----------    -----------    -----------
Costs and expenses:
   Cost of sales                1,717,000      1,841,000      4,742,000      4,640,000
   Research and development       381,000        346,000      1,039,000        976,000
   Marketing and sales            522,000        556,000      1,511,000      1,581,000
   General and
     administrative               218,000        234,000        688,000        728,000
                              -----------    -----------    -----------    -----------
                                2,838,000      2,977,000      7,980,000      7,925,000
                              -----------    -----------    -----------    -----------

Loss from operations             (532,000)      (729,000)    (1,827,000)    (2,570,000)
Interest income (expense),
   net                            (33,000)       (29,000)       (87,000)       (89,000)
                              -----------    -----------    -----------    -----------
Net loss                      $  (565,000)   $  (758,000)   $(1,914,000)   $(2,659,000)
                              ===========    ===========    ===========    ===========


Net loss per share            $     (0.17)   $     (0.25)   $     (0.58)   $     (0.87)
                              ===========    ===========    ===========    ===========

Weighted average common
   shares and equivalents       3,380,000      3,054,000      3,322,000      3,048,000
                              ===========    ===========    ===========    ===========

      See the accompanying condensed notes to these Financial Statements.

                                   DISC, INC.
                             STATEMENT OF CASH FLOWS
                           (DECREASE) INCREASE IN CASH
                                   (UNAUDITED)


                                                                   Nine Months Ended Sept 30,
                                                                   --------------------------
                                                                      1997           1996
                                                                   -----------    -----------
Cash flows from operating activities:
   Net loss                                                        $(1,914,000)   $(2,659,000)
   Adjustments to reconcile net loss to cash used in operating expenses
     Depreciation expense                                              145,000        210,000
   Changes in assets and liabilities:
     Accounts receivable                                               (27,000)      (574,000)
     Inventories                                                       190,000       (130,000)
     Prepaid and deposits                                             (125,000)       (29,000)
     Accounts payable                                                 (366,000)       (25,000)
     Accrued liabilities                                               119,000       (109,000)
     Accrued warranty                                                  (16,000)         6,000
                                                                   -----------    -----------
Cash used in operating activities                                   (1,994,000)    (3,310,000)
                                                                   -----------    -----------

Cash flows used in investing activities for capital expenditures       (94,000)       (72,000)
                                                                   -----------    -----------

Cash flows from financing activities:
   Borrowings under bank line of credit                                169,000        619,000
   Proceeds from issuance of Common Stock                              128,000         13,000
   Proceeds from issuance of Preferred Stock                         1,700,000      2,650,000
   Repayment of capitalized lease obligations                             --          (29,000)
                                                                   -----------    -----------
Cash provided by financing activities                                1,997,000      3,253,000
                                                                   -----------    -----------

Net decrease in cash                                                   (91,000)      (129,000)
Cash at beginning of period                                            305,000        298,000
                                                                   -----------    -----------
Cash at end of period                                              $   214,000    $   169,000
                                                                   ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                        $    87,000    $    89,000
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

NOTE 2 - INVENTORIES

The components of inventory were as follows:


                                            September 30,  December 31,
                                                 1997         1996
                                              ----------   ----------
Purchased component parts and subassemblies   $ 1,001,000  $1,286,000
Work in process                                  567,000      545,000
Finished goods                                   104,000       31,000
                                              ----------   ----------
                                              $1,672,000   $1,862,000
                                              ==========   ==========


NOTE 3 - RELATED PARTY TRANSACTIONS

In April, 1997, the Company amended the March 1996 agreement, with one of its shareholders to increase the total amount to be received upon issuance of subordinated convertible debentures to $4,430,000. Through September 30, 1997, the Company has received $4,130,000 pursuant to such agreement. The Company will receive the remaining $300,000 in installments during the fourth quarter of 1997 in exchange for subordinated convertible debentures. The debentures will convert to preferred stock at December 31, 1997 in an amount to be determined at a price per share based on the closing bid price of the Company's Common Stock on the last day of the calendar quarter.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENT

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("FAS 128"). This statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The Company is required to adopt the new standard in the fourth calendar quarter of 1997. The following table sets forth primary earnings per share as reported and unaudited pro forma basic and diluted earnings per share assuming FAS 128 had been applied during the periods presented:


                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                      ----------------------             ----------------------
                                            1997      1996                  1997     1996
Primary earnings per share as reported   $  (0.17) $  (0.25)             $  (0.58) $  (0.87)
Pro forma basic net income per share     $  (0.17) $  (0.25)             $  (0.58) $  (0.87)
Pro forma diluted net income per share   $  (0.17) $  (0.25)             $  (0.58) $  (0.87)

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

Results of Operations

For the three and nine months ended September 30, 1997, the Company had sales of $2,306,000 and $6,153,000, respectively, compared to sales of $2,248,000 and $5,355,000 for the three and nine month periods ended September 30, 1996. This increase was primarily due to sales to an expanded customer base as a result of an increase in the Company's direct sales personnel. The general sales cycles for distribution of the Company's products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for Value Added Resellers and small System Integrators and from one to two years for Original Equipment Manufacturers, Product Integrators and large System Integrators.

Cost of sales, as a percentage of sales, was 74% and 77% for the three and nine month periods ended September 30, 1997, respectively, as compared to 82% and 87% for the comparable 1996 periods. Although gross margin has improved in 1997 as compared to 1996, the Company's relatively low gross margins reflect the Company's low levels of net sales, which have resulted in unabsorbed manufacturing costs and high costs of materials due to the inability to achieve purchasing economies of scale. The Company expects that, as product sales continue to increase, costs of sales per unit of product will decrease because fixed manufacturing costs will be distributed over the larger sales volume, and material costs will decrease as the result of volume purchases.

For the three and nine month periods ended September 30, 1997, research and development expenses were $381,000 and $1,039,000, respectively, compared to $346,000 and $976,000 for the comparable periods of 1996. This increase is primarily due to project material related to the Company's next generation product line. The Company believes that research and development expenses will continue to increase moderately in 1997 due to new projects currently under consideration.

Marketing and sales expenses were $522,000 and $1,511,000 for the three and nine month periods ended September 30, 1997, respectively, as compared to $556,000 and $1,581,000 for the comparable periods in 1996. The primary reason for the decrease was due to a reduction in marketing management headcount. The Company believes that marketing and sales expenses will remain relatively constant during the remainder of 1997.

General and administrative expenses were $218,000 and $688,000 for the three and nine month periods ended September 30, 1997, respectively compared to $234,000 and $728,000 for the comparable periods in 1996. The primary reason for the decrease in expenses was due to a reduction in headcount.

Liquidity and Capital Resources

During the nine months ended September 30, 1997, the Company used $1,994,000 of cash in operations, primarily to fund operating losses. In April 1997, the company amended its agreement to raise funds through the issuance of subordinated convertible debentures. Pursuant to such Agreement, the Company will receive $300,000 in installments during the remainder of 1997. The Company believes that this cash together with borrowing from the credit line, which allows it to borrow the lesser of $1,500,000 or 80% of eligible receivables, and cash generated from operations will be sufficient to meet its operating requirements at least through the end of 1997, although the Company anticipates that it will continue to incur net losses for the foreseeable future. The ability to sustain its operations for a significant period after December 31, 1997, will depend on the Company's ability to significantly increase sales or raise significant additional equity or debt financing. There is no assurance that any of these conditions will be achieved. In particular, the Company expects to require increasing amounts of cash to finance the Company's efforts to increase sales, which the Company plans to achieve by increasing selling efforts to large system integrators and OEMs by hiring additional sales and sales support staff and by making evaluation units available. In addition, the Company intends to expand its current network of resellers. The Company expects that it will require cash to finance purchases of inventory to satisfy anticipated increased sales as the Company's products achieve market acceptance.


                                    PART II

                               OTHER INFORMATION


Item  4.   Submission of matters to a vote of Security Holders

The Company held its Annual Meeting of Shareholders on August 12, 1997. Matters voted upon at the meeting, and the number of shares cast for, against, or withheld were as follows:

1.       Election of Board of Directors:


                                                  ABSTENTIONS
                                                      AND
                             FOR        AGAINST  SHARES NOT VOTED
                          ---------      ------     -------
Frank T. Connors          6,568,980      30,160     759,429
Michael D. Kaufman        6,568,980      30,160     759,429
F. Rigdon Currie          6,568,980      30,160     759,429
Arch J. McGill            6,568,980      30,160     759,429
Michael A. McManus, Jr.   6,568,980      30,160     759,429
J. Richard Ellis          6,568,980      30,160     759,429



2. Approval of appointment of Price Waterhouse LLP as independent auditors for fiscal 1997.


                                            ABSTENTIONS
                                                AND
  FOR                AGAINST              SHARES NOT VOTED
  ---                -------              ----------------
6,587,376             5,764                    765,429

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

No exhibits were required for the fiscal quarter ended September 30, 1997.

        (b)  Reports on Form 8-K

During the fiscal quarter ended September 30, 1997, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                DISC, INC.


Dated November 14, 1997         By:   /s/ J. Richard Ellis
                                    -------------------------------
                                J. Richard Ellis
                                President
                                Chief Executive Officer
                                (Principal Executive Officer)


Dated November 14, 1997         By:   /s/ Henry Madrid
                                    -------------------------------
                                Henry Madrid
                                Vice President of Finance and
                                Chief Financial Officer
                                (Principal Accounting Officer)

                                INDEX TO EXHIBITS
                                -----------------

Exhibit
Number                       Description
-------                      -----------
   27                Financial Data Schedule