Form 10-K
period 1997-12-31
DISC INC/CA
filed 1998-04-17
CIK 891788

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended December 31, 1997

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

           Securities registered pursuant to Section 12(b) of the Act:


 TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
 Common Stock, no par value                              None
 Warrants, each to purchase
 one share of Common Stock

                                ----------------

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock as of March 24, 1998 as quoted on the NASDAQ Small-Cap Market, was approximately $2,170,000.

The number of outstanding shares of the Registrant's Common Stock as of March 24, 1998 was 3,395,304.

                               Page 1 of 65 Pages

                        Exhibit Index appears on Page 37

                                   DISC, INC.
                                    FORM 10-K
                                      INDEX

                                                                      PAGE
                                                                      ----
Part I:

         Item 1.  Business                                              3
         Item 2.  Facilities                                            7
         Item 3.  Legal Proceedings                                     7
         Item 4.  Submission of Matters to a Vote of Security Holders   7

Part II:

         Item 5.  Market for Registrant's Common
                          Equity and Related Shareholder Matters        7
         Item 6.  Selected Financial Data                               8
         Item 7.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations           8
         Item 8.  Financial Statements and Supplementary Data          10
         Item 9.  Changes in and Disagreements with Accountants
                          on Accounting and Financial Disclosure       10

Part III:

         Item 10. Directors and Executive Officers of the Registrant   11
         Item 11. Executive Compensation                               12
         Item 12. Security Ownership of Certain Beneficial Owners      14
                          and Management
         Item 13. Certain Relationships and Related Transactions       16

Part IV:

         Item 14: Exhibits, Financial Statement Schedules and          17
                          Reports on Form 8-K

                                     PART I

Introductory Note

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements are subject to the safe harbors created thereby. These forward-looking statements include (i) the existence and development of the Company's technical and manufacturing capabilities, (ii) anticipated competition, (iii) potential future growth in revenues and income, (iv) potential future decreases in costs, and (v) the need for, and availability of, additional financing. For this purpose, any statements contained in this Annual Report on Form 10-K except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variations thereof, or comparable terminology are intended to identify forward-looking statements. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company's business, which involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements (see "Additional Factors that May Affect Future Operating Results" on page 6). In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

Products

Products consist of a family of optical disk storage libraries based on the 5.25 inch optical or CD media. Their capabilities cover the spectrum of high performance, transaction-oriented information systems such as archival storage, imaging, COLD, network file server and video/multimedia servers.

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

The Company is currently shipping four different sizes of frames for the arrays, to allow for different sized applications in the user's operation. The 5.25 inch optical disk libraries range in capacity from 130 to over 1,050 optical disks. The CD-ROM Libraries range in capacity from 300 CDs to 1400 CDs and can handle up to 48 CD-ROM readers. List prices for the Company's products range from approximately $40,000 to $140,000 not including the costs of media.

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

The Company's products are installed and serviced by an international network of maintenance technicians pursuant to contracts between the Company, Tab Products Co. and International Business Machines Corp. Technical assistance and second level support is provided by the Company's support staff located in Milpitas, California.

The Company's sales offices are located in Milpitas, California, Boston, Massachusetts, Washington, DC, Dallas, Texas, Chicago, Illinois, Atlanta, Georgia, and Crowborough, England. The Company's sales staff currently consists of seven professional salespersons.

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

The principal market requirements for the Company's products are large storage capacity, high recording speeds, reliability, compact physical size and low cost per megabyte of storage. While desired capabilities generally vary by product family and end user application, the Company believes that, because of its modular design, easy scalability, high performance and reliability, DISC will compete favorably with respect to the requirements of the secondary mass data storage market.

Manufacturing and Components

The Company's manufacturing operations consist of final system assembly and product test activities. The majority of the parts and subassemblies in the DISC libraries are standard, off-the-shelf components or are fabricated to DISC's manufacturing documentation. These include power supplies, castings, motors, bearings, timing belts and electronic components. The Company's proprietary components, such as the frame, backplane, printed circuit assemblies and other machined and fabricated parts are subcontracted out to independent vendors.

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

Research and Development

The Company has an active program of research and development consisting of 8 full-time employees in the areas of mechanical and electrical engineering and software design and one part-time consultant in the mechanism design area. The Company's research and development activities include robotics mechanism design and control and power system design and development. The Company expended $1,439,000, $1,297,000, and $1,336,000 on research and development for the years ended December 31, 1997, 1996, and 1995, respectively. The Company recently completed a major new library development effort with respect to its 5.25 inch optical and CD products. The Company intends to continue to expand its research and development team in order to conduct on-going development of existing products and to develop new products similar to its current products.

Backlog

The Company's backlog at December 31, 1997 was approximately $479,000 as compared to a backlog of approximately $840,000 at December 31, 1996. The Company includes in backlog only orders for products which are believed to be firm and which are due to be shipped within 12 months. The Company includes in backlog orders which may be canceled by customers upon payment of cancellation charges which vary depending on the scheduled shipment date of the order. Because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual revenues for any specific future period. Although the Company has never experienced material cancellation problems, no assurance can be given that the Company will continue to avoid cancellation problems in the future.

Patents and Other Intellectual Property

The Company has received U.S. patents covering various aspects of its technology, including its overall system design. There can be no assurance that any subsequent patent applications will be granted. However, the Company believes that the improvement of its existing products, reliance upon trade secrets and copyrights and on unpatented proprietary know-how and innovation in the development of new products are generally as important as patent protection in establishing and maintaining the Company's technological advantage. The Company believes that the value of its products is partly dependent upon its proprietary confidentiality and invention assignment agreements with its employees. While the Company believes that copyright and trade secret laws should afford adequate protection of its proprietary technology, there can be no assurance that the Company's proprietary technology will remain a trade secret or that others will not develop a similar technology and use such a technology to compete with the Company. Such competition could have a material adverse effect on the Company. In addition, policing unauthorized use of the Company's technology, particularly in foreign countries, may be difficult. The Company has not received claims from third parties alleging that the Company's products infringe the proprietary rights of third parties, or seeking indemnification against such infringements and knows of no basis for any such claims. However, there can be no assurance that such claims will not be made in the future. Such claims, if asserted, may involve costly and protracted litigation and there can be no assurance that the Company would be able to obtain licenses from third parties on commercially reasonable terms.

Employees

As of February 15, 1998, the Company employed 52 people on a full-time basis, including 6 employees in administration and accounting, 8 employees in marketing and sales, 9 employees in engineering, 20 employees in manufacturing, 2 employees in quality control and 7 in service. The Company also employed 1 part-time employee in manufacturing. The Company believes that its relations with all employees are satisfactory. None of the employees are covered by a collective bargaining agreement.

Additional Factors that May Affect Future Operating Results

The Company's future operating results and stock price may be affected by a number of factors that could cause actual results to differ from those stated herein. These factors include the following:

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

   Volatility of Stock Price; NASDAQ Delisting; Low Stock Prices. The securities of computer and technology companies have experienced extreme price and volume fluctuations, which have often been unrelated to the companies' operating performance. Announcements of technological innovations for new commercial products by the Company or its competitors, developments concerning proprietary rights or general conditions in the software and computer industries may have a significant effect on the Company's business and on the market price of the Company's securities. Sales of a substantial number of shares of Common Stock by existing security holders could also have an adverse effect on the market price of the Company's securities. The trading of the Company's Common Stock and Warrants on the NASDAQ System is conditioned upon the Company meeting certain asset, revenues and stock price tests. If the Company fails any of these tests, Common Stock and Warrants may be delisted from trading on the NASDAQ System, which could materially adversely affect the trading market and prices for such securities. In addition, low price stocks are subject to additional risks including additional state regulatory requirements and the potential loss of effective trading markets.

   Highly Competitive Industry. The Company's products compete with those offered by larger companies which possess substantially greater financial, technical, and marketing resources than those of the Company. Competition from computer companies and others diversifying into the field is expected to increase as the market develops. The Company may face substantial competition from new entrants in the industry and from established and emerging companies in related industries. There is no assurance that the Company will not experience increased competition in the future from these or other companies which would adversely affect the Company's ability to successfully market its products.

   Rapid Changes in Technology; Maintenance of Technological Advantage. The technology underlying the Company's products and services is subject to rapid change. The Company maintains an ongoing research and development program, and its success will depend in part upon its continuing ability to respond quickly and successfully to technological advances by developing and introducing new or improved products. There can be no assurance that the Company will be able to foresee and respond to such advances or that competitors will succeed in developing technologies and products that are more effective than any of those which have been or are being developed by the Company. In the past, the Company has experienced delays in the introduction of some new products. There can be no assurance that the Company will be able to introduce new products on schedule or that such new products will achieve market acceptance.

   History of Losses and Expectations of Future Losses; Need for Additional Financing. The Company has experienced significant operating losses since its inception, and as of December 31, 1997 had an accumulated deficit of $22,724,000. The Company expects to continue to incur net losses for the foreseeable future, and the Company's ability to sustain its operations for a significant period after December 31, 1998 will depend on the Company's ability to significantly increase sales or raise significant additional debt or equity financing. There can be no assurance that the Company will be able to increase sales or that additional financing will be available on acceptable terms, or at all.

   Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such Year 2000 requirements. The Company believes that the software components of its products, which are self-contained software programs that run independently of external chronology, will not be significantly affected by Year 2000 problems. The Company is currently in the process of investigating whether its internal accounting systems and other operational systems are Year 2000 compliant. The Company has been informed by the vendor of its internal accounting software that upgrades that will bring such software into Year 2000 compliance will be provided to the Company under its existing software maintenance agreement by the third quarter of 1998. The Company expects to effect the conversion of its internal accounting system to such upgraded software by the end of 1998. There can be no assurance that such upgrades will be provided on a timely basis or will be free of errors. In addition, there can be no assurance that certain of the Company's products or the Company's internal computer systems and networks or those of its key vendors, developers and distributors will not be adversely affected by Year 2000 issues, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

The Company's Common Stock is traded on the NASDAQ Small-cap Market under the symbol DCSR. The high and low sales prices set forth below are as reported by the NASDAQ Small Cap Market System.

                                   1997         1997       1996       1996
                                   HIGH          LOW       HIGH        LOW
                                   ----          ---       ----        ---
First quarter end                 $5 1/4      $3 17/32   $6 3/4       $2
Second quarter end                 4 13/64     1 15/16    4 7/8        2 3/4
Third quarter end                  3 5/8       2  1/4     5 3/4        4 1/8
Fourth quarter end                 3              7/8     6            3 1/2
                                  ------       -----     ------      -------

As of March 24, 1998, the Company had approximately 400 shareholders. The Company has never paid cash dividends and has no present plans to pay dividends. See Note 5 of Notes to Financial Statements regarding dividend requirements on the Convertible Preferred Stock.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per share amounts)


     FOR THE YEARS ENDED DECEMBER 31,          1997        1996         1995         1994         1993
     --------------------------------        -------      -------      -------      -------      -------
Net sales                                    $ 8,655      $ 7,761      $ 6,605      $ 4,326      $ 3,425
Cost of sales                                 (6,704)      (6,549)      (5,478)      (3,727)      (3,063)
Research and development                      (1,439)      (1,297)      (1,336)      (1,414)      (1,392)
Marketing and sales                           (1,960)      (2,155)      (1,295)      (1,146)      (1,008)
General and administrative                      (924)        (984)      (1,195)        (962)        (750)
                                             -------      -------      -------      -------      -------
Loss from operations                          (2,372)      (3,224)      (2,699)      (2,923)      (2,788)
Interest and other income (expense), net        (117)        (118)        (127)         (22)          37
                                             -------      -------      -------      -------      -------
Net loss                                     $(2,489)     $(3,342)      (2,826)     $(2,945)     $(2,751)
                                             -------      -------      -------      -------      -------
Basic and diluted net loss per share         $ (0.75)     $ (1.08)     $ (0.94)     $ (0.99)     $ (0.94)
Weighted average common shares for
  basic and diluted net loss per share
  calculation                                  3,308        3,106        3,005        2,963        2,932
                                             =======      =======      =======      =======      =======



            AT DECEMBER 31,                   1997       1996       1995       1994       1993
            ---------------                  ------     ------     ------     ------     ------
Working capital                              $  689     $  691     $  567     $  264     $1,186
Total assets                                  4,144      4,110      3,781      2,675      2,783
Long-term obligations, excluding current         20         --         --         43         97
portion
Mandatorily Redeemable Convertible               --         --         --      2,089      1,977
Preferred Stock
Shareholders' equity (deficit)               $1,071     $1,132     $1,004    $(1,501)    $ (426)
                                             ======     ======     ======    =======     ======

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report on Form 10-K contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements are subject to the safe harbors created thereby. See "Introductory Note" on page 3 hereof and "Additional Factors that May Affect Future Operating Results" on pages 6 hereof.

The Company had net sales of $8,655,000 in 1997, $7,761,000 in 1996 and $6,605,000 in 1995. Management believes that the increase in sales is due to an expanded customer base resulting from an increase in the Company's direct sales personnel. Management believes that this increase would have been greater if not for a delay in the fourth quarter of 1997 in expected orders from Pacific Rim customers due to the uncertainty in their economies. Although sales in the Pacific Rim have historically been less than ten percent of total revenue, the Company was expecting an increase in revenue from this geographic area. The general sales cycles for distribution of the Company's products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for Value Added Resellers (VAR) and small System Integrators and from one to two years for Original Equipment Manufacturers (OEM), Product Integrators and large System Integrators.

Cost of sales, as a percentage of sales, was approximately 77% in 1997, 84% in 1996 and 83% in 1995. Cost of sales as a percentage of sales decreased by seven percentage points in 1997 as compared to 1996 primarily due to reductions in manufacturing and material cost and increased sales volume. Cost of sales as a percentage of sales in 1996 was principally impacted by a price reduction for all units of 15% in the fourth quarter of 1995 and a shift in product mix towards higher sales of smaller capacity units which have lower margins than the larger capacity units. This shift was due in part to the federal government shutdown which began in late fourth quarter of 1995 and continued until March 1996, which impacted sales of the large capacity units favored by governmental agencies. In addition, gross margins in 1996 were also affected by an increase in manufacturing engineering personnel to allow for a shift of sustaining product responsibility from research and development to manufacturing. Although gross margin improved in 1997 as compared to 1996, the Company's relatively low gross margins reflect the Company's low levels of net sales, which have resulted in unabsorbed manufacturing costs and high costs of materials due to the inability to achieve purchasing economies of scale due to low sales volume. The Company expects that as product sales continue to increase, costs of sales per unit of product will decrease because fixed manufacturing costs will be distributed over the larger sales volume, and material costs will decrease as a result of volume purchases.

Research and development expenses were $1,439,000 in 1997, $1,297,000 in 1996 and $1,336,000 in 1995. The primary reason for the increase in 1997 as compared to 1996 was an increase in project material related to the Company's next generation product line. Expenses remained relatively flat in 1996 as compared to 1995 as an increase in headcount was offset by a decrease in development materials. The Company has restructured its research and development group reducing management overhead and is focused on building core competencies internally and new product development. The Company believes that research and development expenses will increase moderately in 1998 due to current projects under development.

Marketing and sales expenses were $1,960,000 in 1997, $2,155,000 in 1996 and $1,295,000 in 1995. The decrease in 1997 as compared to 1996 was due to a reduction in marketing management headcount. The primary reason for the increase in 1996 as compared to 1995 was the expansion of the Company's direct sales personnel. The Company believes that marketing and sales expenses in 1998 will increase in connection with the Company's continued efforts to broaden market acceptance of its products.

General and administrative expenses were $924,000 in 1997, $984,000 in 1996 and $1,195,000 in 1995. The primary reason for the decrease in expenses in 1996 as compared to 1995 was due to a decrease in legal expenses related to litigation that was resolved at the end of 1995.

Interest and other expense were $120,000 in 1997, $123,000 in 1996 and $130,000 in 1995. The decrease in 1996 as compared to 1995 was a result of payment on fewer capital lease agreements as several of the agreements expired in 1996.

Liquidity and Capital Resources

During 1997, 1996 and 1995, the Company used net cash of $2,510,000, $3,541,000 and $3,088,000, respectively, primarily to fund operating losses. In February 1998, the Company issued $1,400,000 of Preferred Stock to its largest investor. The Company believes this cash, together with borrowing from the credit line and cash generated from operations, will be sufficient to meet its operating requirements at least through the end of 1998, although the Company anticipates that it will continue to incur net losses for the foreseeable future. As of December 31, 1997 the Company had borrowings of $1,330,000 under the bank line of credit. The ability to sustain its operations for a significant period after December 31, 1998, will depend on the Company's ability to significantly increase sales or raise significant additional equity or debt financing. There is no assurance that any of these conditions will be achieved.

The Company expects to require increasing amounts of cash to finance the Company's efforts to increase sales, which the Company plans to achieve by increasing selling efforts to large system integrators and OEMs by hiring additional direct sales staff and by making evaluation units available. In addition, the Company intends to expand its current network of resellers. The Company may also require cash to finance purchases of inventory to satisfy anticipated increased sales as the Company's products achieve market acceptance.

Although the Company has not committed to make any material capital expenditures, the budget for capital equipment expenditures for 1998 is approximately $300,000. The majority of these purchases are expected to be in the areas of process and molding tooling to reduce the cost and improve producibility of the Company's products.

The Company is developing plans to address the Year 2000 issues, which include upgrading the software to a Year 2000 version. The Company has estimated the cost of the upgrade to be immaterial to the Company's business. However, the Year 2000 computer issue creates some risk for the Company from unforeseen problems with its computer system. In addition, there is risk from third parties with whom the Company does business. Computer failures of the Company or third parties could have a material impact on the Company's ability to conduct business.

The terms of the Series C Preferred Stock and outstanding warrants may limit the availability of financing for the Company, particularly equity financing. Holders of Series C Preferred Stock are entitled to receive cumulative dividends in the amount of approximately $112,000 per year. The Company has never paid cash dividends and has no present plans to pay dividends.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements for periods beginning after December 15, 1997. Comprehensive income, as defined, includes all exchanges in equity (not assets) during a period from non-owner sources including unrealized gains and losses on available for sale securities. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt SFAS No. 130 beginning in 1998 and does not expect such adoption to have a material effect on the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company's financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14.(a)1 for a listing of financial statements provided in the section titled "Financial Statements".

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

J. RICHARD ELLIS, 52, joined the Company as President and Chief Operating Officer in July 1994 and became Chief Executive Officer in January 1995. Mr. Ellis was appointed to the Board of Directors on July 13, 1994 and became Chairman of the Board of Directors in August 1996. From November 1993 to June 1994, Mr. Ellis worked as an independent management consultant. From June 1991 to October 1993, Mr. Ellis was employed by Cygnet Systems Inc. ("Cygnet"), a manufacturer of optical disk library units as President and Chief Executive Officer. From December 1988 to May 1991, Mr. Ellis was employed by Cygnet as Vice President of Operations and then as Chief Operating Officer. In June 1993, Cygnet filed a voluntary petition of bankruptcy under Chapter 11 of the federal bankruptcy law. The plan of reorganization was approved and the bankruptcy proceedings terminated in October 1993.

FRANK T. CONNORS, 64, has been Secretary of the Company since May 1990 and was Chairman of the Board of Directors of the Company from June 1988 to August 1996, Chief Executive Officer of the Company from May 1990 to December 1994. Since October 1994, Mr. Connors has been Vice Chairman of the Board of Directors and Executive Vice President of STM Wireless, Inc., a publicly held manufacturer of satellite communication networks.

MICHAEL D. KAUFMAN, 57, became a director of the Company in December 1988. Since October 1987, he has been the Managing General Partner of each of MK Global Ventures, MK Global Ventures II and MK GVD FUND of Palo Alto, California, venture capital firms specializing in early-stage and start-up financing of high technology companies. From August 1981 until October 1987, Mr. Kaufman was General Partner and Special Limited Partner of Oak Investment Partners I, II, and III, venture capital firms, which also focused on the formation of high technology companies. Mr. Kaufman also serves on the Boards of Directors of Davox Corp., a telecommunications company, Document Technologies, Inc., which also develops and sells high resolution document image processing subsystems, Hypermedia Communications, Inc., which publishes Newmedia magazine, a periodical dedicated to interactive multimedia technology, and Proxim, Inc., a wireless communications company.

F. RIGDON CURRIE, 67, became a director of the Company in December 1988. Since February 1988, he has been Special Limited Partner of MK Global Ventures II and MK GVD FUND. Mr. Currie serves on the Boards of Directors of Document Technologies, Wonderware Corporation, a supplier of software to the process control and industrial automation markets and QMS Inc., a laser printer systems company .

ARCH J. MCGILL, 65, became a director of the Company in August 1993. Since October 1985, he has been President of Chardonnay, Inc., a venture capital investment and executive business advisory services company. From March 1983 to October 1985, Mr. McGill was President and Chief Executive Officer of Rothchild Ventures, Inc., a venture capital fund. From January 1981 to March 1983, Mr. McGill was President of AIS/American Bell, a subsidiary of AT&T. Mr. McGill serves on the Boards of Directors of Apertus Technologies, Inc., a data networking company, and Employee Benefit Plans, Inc., a managed health-care company.

MICHAEL A. MCMANUS, JR., 54, became a director of the Company in August 1993. Since November 1991, he has been President and Chief Executive Officer of New York Bancorp, Inc., the holding company for Home Federal Savings Bank. From July 1990 to October 1991, Mr. McManus was President and Chief Executive Officer of Jencor Pharmaceuticals, Inc., a pharmaceutical company. From July 1986 to July 1990, Mr. McManus was Vice President, Business Planning & Development for the Consumer Division of Pfizer, Inc., a health-care company. Mr. McManus also serves on the Board of Directors of New York Bancorp, Inc.

HENRY MADRID, 41, joined the Company as Vice President of Finance and Chief Financial Officer in January 1990. From July 1987 to December 1989, Mr. Madrid was employed by Zentec Corporation, a manufacturer of computer terminals, as Controller and later Vice President, Finance. From August 1979 to May 1987, Mr. Madrid was employed by Price Waterhouse, San Jose, California, in various positions, the last of which was as manager in the Audit Department. Mr. Madrid is a Certified Public Accountant.

BRIAN IRVINE, 52, joined the Company in April 1990, and has held various engineering positions in the Company including Director of Engineering before being promoted to Vice President of Engineering in December 1997.

RONALD F. REYNOLDS, 60, joined the Company in February 1996, as Vice President of Sales. From March 1995 to February 1996, Mr. Reynolds was an independent consultant for start-up companies. From December 1992 to February 1995, Mr. Reynolds served as Vice President of Sales for the Lago Division of Storage Tek, a manufacturer of storage products for the Unix marketplace. From January 1988 to November 1992, Mr. Reynolds was Chief Executive Officer of Century Financial, a leasing and consulting company for computer related products.

There are no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Based upon its review of the copies of reporting forms furnished to the Company, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to its directors, officers and any persons holding ten percent or more of the Company's Common Stock with respect to the Company's fiscal year ended December 31, 1997, were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

The following Summary Compensation Table shows compensation paid by the Company for services rendered during fiscal years 1997, 1996 and 1995 to the person who was the Company's Chief Executive Officer and the other executive officers of the Company who received salary and bonus compensation which exceeded $100,000 in fiscal year 1997.

                           SUMMARY COMPENSATION TABLE


                                       ANNUAL COMPENSATION                COMPENSATION AWARDS
     NAME AND                          --------------------    LONG-TERM       ALL OTHER
PRINCIPAL POSITION                     YEAR        SALARY($)   OPTIONS(1)    COMPENSATION($)
------------------                     ----        ---------   ----------  --------------------
J. Richard Ellis                       1997        152,000       75,000         1,000(2)
President and Chief                    1996        152,000       50,000         1,000(2)
Executive Officer                      1995        152,000           --         1,000(2)
                                       ----        -------      -------         -----

Henry Madrid                           1997        108,000       50,000         1,000(2)
Vice President - Finance               1996        110,000           --         1,000(2)
                                       1995        111,000           --         1,000(2)
                                       ----        -------      -------         -----

Ronald F. Reynolds                     1997        141,000       45,000         1,000(2)
Sr. Vice President,                    1996        118,000      100,000         1,000(2)
Sales and Marketing (3)                ----        -------      -------         -----


(1) Options are awarded pursuant to the Company's Stock Plan, which is administered by the Board of Directors. The Board of Directors determines the eligibility of employees and consultants, the number of shares to be granted and the terms of such grants. Options generally have a term of ten years from the date of grant.

(2) The amounts shown represent life insurance premiums paid by the Company.

(3) Mr. Reynolds joined the Company in February 1996.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                               PERCENT OF TOTAL
                     SECURITIES UNDERLYING     OPTIONS GRANTED TO      EXERCISE
      NAME            OPTIONS GRANTED(#)       EMPLOYEES IN FY 1997    PRICE ($/SH)  EXPIRATION DATE
      ----            ------------------       --------------------    ------------  ---------------
J. Richard Ellis            75,000                    15.8%               $1.16      December 2002
Henry  Madrid               50,000                    10.5%               $1.16      December 2002
Ronald F. Reynolds          45,000                     9.5%               $1.16      December 2002

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

The following table provides information on the value of unexercised in-the-money options held by the named executive officers as of December 31, 1997.


                                                       NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED
                                                              OPTIONS                 IN-THE-MONEY OPTIONS AT
                        SHARES                         AT DECEMBER 31, 1997             DECEMBER 31, 1997(1)
                      ACQUIRED ON      VALUE        --------------------------      ---------------------------
          NAME        EXERCISE(#)    REALIZED($)    EXERCISABLE  UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE
          ----        -----------    -----------    -----------  -------------      -----------   -------------
J. Richard Ellis          --            --            98,959        126,041             $ --          $ --
Henry Madrid              --            --            14,000         50,000               --            --
Ronald F. Reynolds        --            --            33,334        111,666               --            --

(1) Market value of underlying securities at year-end minus the exercise price of "in-the-money" options. The closing sale price for the Company's Common Stock as of December 31, 1997 on the NASDAQ Small Cap Market System was $0.875.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of February 28, 1998, as to (a) all directors, (b) the named executive officers identified in the Summary Compensation Table located at page 12, (c) all directors and executive officers as a group, and (d) each person known to the Company to be the beneficial owner of more than 5% of the Company's voting securities. Each share of the Company's Series C, Series D, Series E, Series I, Series J, Series K, Series L, Series M, Series N and Series O Preferred Stock is convertible into one share of Common Stock and is entitled to one vote per share. Each share of the Company's Series F Preferred Stock is convertible into two shares of Common Stock and is entitled to two votes per share. Each share of Series G and Series H Preferred Stock is convertible into ten shares of Common Stock and is entitled to ten votes per share. Because the Company's outstanding Preferred Stock votes together with and has the same rights to cumulative voting as the Common Stock, the number of shares held by such owner, includes all shares of Common Stock and Preferred Stock on an as-if-converted basis, and "Percentage of Class" represents the total Common and outstanding Preferred Stock, on an as-if-converted basis, of the Company issued and outstanding as of February 28, 1998. Except as otherwise indicated, the Company believes, based on information furnished by such owners, that the beneficial owners of the Common Stock and Preferred Stock have sole investment and voting power with respect to such shares, subject to applicable community property laws.

     NAME AND ADDRESS                       AMOUNT AND NATURE OF           PERCENT
    OF BENEFICIAL OWNER                     BENEFICIAL OWNERSHIP          OF CLASS
    -------------------                     --------------------          --------
MK Global Ventures                               773,744 (1)                 8.1%
  2471 E. Bayshore Road
  Palo Alto, CA 94303

MK Global Ventures II                            913,982 (2)                 9.4%
  2471 E. Bayshore Road
  Palo Alto, CA 94303

MK GVD FUND                                     6,556,490 (3)               60.9%
  2471 E. Bayshore Road
  Palo Alto, CA 94303

J.F. Shea Co, Inc.                               509,682 (4)                 5.2%
  655 Brea Canyon Road
  Walnut, CA 91789

Michael D. Kaufman                            8,284,216 (5)(8)              75.4%
  2471 E. Bayshore Road
  Palo Alto, CA 94303

Frank T. Connors                                 112,558 (6)                 1.2%

J. Richard Ellis                                 114,583 (7)                 1.2%

F. Rigdon Currie                                 40,000 (8)                   *

Arch J. McGill                                   40,000 (8)                   *

Michael A. McManus, Jr.                          40,000 (8)                   *

Ronald F. Reynolds                               43,750 (9)                   *

Henry Madrid                                     44,661 (10)                  *

Directors and Executive                        8,717,685 (11)               74.9%
  Officers as a group (9) persons

----------
* Less than 1%

(1) According to a report filed with the Securities and Exchange Commission, MK Global Ventures beneficially owns 759,093 shares of the Company's Common Stock and 10,465 Shares, or 3%, of the Company's Series C Preferred Stock. Also includes warrants for 4,186 shares of Common Stock exercisable during the 60-day period ending May 31, 1998.

(2) According to a report filed with the Securities and Exchange Commission, MK Global Ventures II beneficially owns 310,462 shares of the Company's Common Stock, 361,831 shares, or 97%, of the Company's Series C Preferred Stock, and 77,566 shares, or 46%, of the Company's Series I Preferred Stock. Also includes warrants for 164,123 shares of Common Stock exercisable during the 60-day period ending May 31, 1998.

(3) According to a report filed with the Securities and Exchange Commission, MK GVD FUND beneficially owns 333,333 shares, or 75%, of the Company's Series D Preferred Stock, 375,000 shares, or 75%, of the Company's Series E Preferred Stock, 250,000 shares, or 100%, of the Company's Series F Preferred Stock, 97,500 shares, or 89%, of the Company's Series G Preferred Stock, 26,109 shares, or 100%, of the Company's Series H Preferred Stock, 89,499 shares, or 54%, of the Company's Series I Preferred Stock , 244,966 shares, or 100%, of the Company's Series J Preferred Stock, 235,110 shares, or 100%, of the Company's Series K Preferred Stock, 199,275 shares, or 100%, of the Company's Series L Preferred Stock, 179,372 shares, or 100%, of the Company's Series M Preferred Stock, 666,667 shares, or 100%, of the Company's Series N Preferred Stock and 1,320,755 shares, or 100%, of the Company's Series O Preferred Stock. Shares of Series C, D, E, I and J Preferred Stock are convertible into Common Stock on a one to one basis and Series F Preferred Stock is convertible on a one to two basis and Series G and H stock are convertible on a one to ten basis at the option of the holder. Also includes warrants for 1,176,423 shares of Common Stock exercisable during the 60-day period ending May 31, 1998.

(4) According to a report filed with the Securities and Exchange Commission, J.F. Shea Co., Inc. beneficially owns 33,571 shares of the Company's Common Stock, 111,111 shares, or 25%, of the Company's Series D Preferred Stock, 125,000 shares, or 25%, of the Company's Series E Preferred Stock and 12,500 shares, or 11%, of the Company's Series G Preferred Stock. Shares of Series D and E Preferred Stock are convertible into Common Stock on a one to one basis and Series G Preferred Stock is convertible on a one to ten basis at the option of the holder. Also includes warrants for 115,000 shares of Common Stock exercisable during the 60-day period ending May 31, 1998.

(5) Includes 759,093 shares of Common Stock owned by MK Global Ventures, 310,462 shares of Common Stock owned by MK Global Ventures II, 10,465 shares of Series C Preferred Stock owned by MK Global Ventures, 361,831 shares of Series C Preferred Stock owned by MK Global Ventures II, 333,333 shares of Series D Preferred Stock, 375,000 shares of Series E Preferred Stock, 250,000 shares of Series F Preferred Stock, 97,500 shares of Series G Preferred Stock, 26,109 shares of Series H Preferred Stock, 244,966 shares of Series J Preferred Stock, 235,110 shares of Series K Preferred Stock, 199,275 shares of Series L Preferred Stock, 179,372 shares of Series M Preferred Stock, 666,667 shares of Series N Preferred Stock and 1,320,755 shares of Series O Preferred Stock owned by MK GVD Fund and 77,566 shares of Series I Preferred Stock owned by MK Global Ventures II and 89,499 shares of Series I Preferred Stock owned by MK GVD Fund. Also includes warrants for 1,344,732 shares of Common Stock exercisable during the 60-day period ending May 31, 1998. Mr. Kaufman, a director of the Company, is a general partner of these funds and may be deemed to have voting and investment power with respect to such shares. Mr. Kaufman disclaims beneficial ownership of all shares of Common Stock and Preferred Stock so owned; however, the aggregate voting power represented by Mr. Kaufman's beneficial ownership of all such Common Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, Series I Preferred Stock, Series J Preferred Stock, Series K Preferred Stock, Series L Preferred Stock, Series M Preferred Stock, Series N Preferred Stock and Series O Preferred Stock is indicated in the appropriate column.

(6) Includes 55,000 shares issuable upon exercise of stock options exercisable during the 60-day period ending May 31, 1998.

(7) Includes 114,583 shares issuable upon exercise of stock options exercisable during the 60-day period ending May 31, 1998.

(8) Includes 40,000 shares issuable upon exercise of stock options exercisable during the 60-day period ending May 31, 1998.

(9) Includes 43,750 shares issuable upon exercise of stock options exercisable during the 60-day period ending May 31, 1997.

(10) Includes 14,000 shares issuable upon exercise of stock options exercisable during the 60-day period ending May 31, 1997.

(11) Includes 397,125 shares issuable upon exercise of stock options and warrants exercisable during the 60-day period ending May 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Preferred Stock

On March 29, 1996, the Company entered into a Series G Preferred Stock Purchase Agreement with MK GVD FUND whereby MK GVD FUND agreed to purchase 47,500 shares of Series G Preferred Stock, each initially convertible into ten (10) shares of Common Stock at a price of $20.00 per share, and 118,750 warrants to purchase additional shares of Common Stock at an exercise price of $2.50 per share, at a price of $0.01 per warrant.

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

On March 29, 1996, the Company entered into a Convertible Debenture Purchase Agreement with MK GVD FUND whereby MK GVD FUND agreed to purchase an aggregate of $1,400,000 in principal amount of subordinated convertible debentures, each mandatorily convertible into shares of Preferred Stock and warrants to purchase Common Stock at a conversion price based on the average closing price for the Common Stock for the five trading days ended three days prior to the conversion date. In December 1996, the agreement was amended to increase the amount to a total of $3,400,000 and the Conversion Price was changed to the closing bid price of the Company's Common Stock on the last day of the calendar quarter. In addition, MK GVD FUND assigned a portion of its obligations under the agreement to MK Global Ventures II. During the quarters ended June 30, September 30 and December 31, 1996, the Company issued $1,000,000, $700,000 and $730,000 in principal amount of such debentures. On June 30, September 30 and December 31, 1996 such debentures were converted by MK GVD Fund into 26,109, 89,499 and 244,966 shares of Series H, Series I and Series J Preferred Stock and MK Global Ventures II converted into 77,566 shares of Series I Preferred Stock at $38.30, $4.19 and $2.98 for Series H, Series I and Series J Preferred Stock, respectively. In addition, MK GVD Fund received for Series H, Series I and Series J Preferred Stock warrants to purchase 65,272, 22,375 and 61,241 shares of Common Stock at exercise prices of $4.85, $5.24 and $3.73 per share, respectively. MK Global Ventures II received with Series I Preferred Stock a warrant to purchase 19,291 shares of Common Stock at an exercise price of $5.24 per share.

In April 1997, the agreement was amended to increase to $4,430,000 the total principal amount of subordinated debentures which MK GVD FUND has agreed to purchase. During the quarters ended March 31, June 30, September 30 and December 31, 1997, the Company issued $750,000, $550,000, $400,000 and $600,000, respectively, in principal amount of such debentures to MK GVD Fund. On March 31, June 30, September 30 and December 31, 1997, such debentures were converted into 235,110, 199,275, 179,372 and 666,667 shares of Series K, Series L, Series M and Series N Preferred Stock, and warrants to purchase 58,777, 49,819, 44,843 and 166,666 shares of Common Stock at exercise prices of $3.98, $3.45, $2.78 and $1.13, respectively. In December 1997, the agreement was further amended to increase to $4,730,000 the total principal amount of subordinated convertible debentures which MK GVD FUND has agreed to purchase.

In February 1998, the Company sold 1,320,755 shares of Series O Preferred Stock and warrants to purchase 330,188 shares of Common Stock at an exercise price of $1.33 per share to MK GVD FUND for a total purchase price of $1,400,000.

The above transactions were unanimously approved by the Board of Directors of the Company. One of the directors of the Company was, and continues to be, an affiliate of MK GVD FUND and MK Global Ventures II. However, the Company believes that the terms and provisions of the above transactions were as fair to the Company as they could have been if made with unaffiliated third parties.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)     1.     Financial Statements.

   The Financial Statements of the Company as set forth under Item 8 of this Annual Report on Form 10-K are presented herein at the pages noted.

                                                                    PAGE NUMBERS
                                                                     ------------
Report of Independent Accountants                                         36

Balance Sheet - December 31, 1997 and 1996                                24

Statement of Operations - For the Three Years Ended                       25
December 31, 1997

Statement of Shareholders' Equity - For the Three                         26
Years Ended December 31, 1997

Statement of Cash Flows - For the Three Years Ended                       27
December 31, 1997

Notes to Financial Statements                                             28-35

        2.      Financial Statement Schedules

   Financial Statement Schedules have been omitted because they are not required or applicable, or the information required to be set forth therein is included in the Financial Statements or notes thereto.


(b)     Exhibits.

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

  EXHIBIT
   NUMBER                          DESCRIPTION
   ------                          -----------
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

     3.8       Certificate of Determination of Preference of Series H Preferred
               Stock, as filed with the California Secretary of State on November 18, 1996, incorporated herein by this reference to
               Exhibit 3.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K").

     3.9       Certificate of Determination of Preferences of Series I Preferred
               Stock, as filed with the California Secretary of State on November 18, 1996, incorporated herein by this reference to
               Exhibit 3.9 to the Company's 1996 Form 10-K.

     3.10      Certificate of Amendment to Amended and Restated Articles of
               Incorporation, as filed with the California Secretary of State on April 14, 1997, incorporated herein by this reference to Exhibit
               3.10 to the Company's 1996 Form 10-K.

     3.11      Certificate of Determination of Preferences of Series J Preferred
               Stock, as filed with the California Secretary of State on April
               14, 1997, incorporated herein by this reference to Exhibit 3.11 to the Company's 1996 Form 10-K.

     3.12      Certificate of Determination of Preferences of Series K Preferred
               Stock, as filed with the California Secretary of State on August
               15, 1997.

     3.13      Certificate of Determination of Preferences of Series L Preferred
               Stock, as filed with the California Secretary of State on August
               15, 1997.

     3.14      Certificate of Determination of Preferences of Series M Preferred
               Stock, as filed with the California Secretary of State on January
               6, 1998

  EXHIBIT
   NUMBER                          DESCRIPTION
   ------                          -----------
      3.15     Certificate of Determination of Preferences of Series N Preferred
               Stock, as filed with the California Secretary of State on January
               7, 1998

      3.16 Bylaws, incorporated herein by this reference to Exhibit 3.3 to the S-1 Registration Statement

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

  EXHIBIT
   NUMBER                          DESCRIPTION
   ------                          -----------
     10.12     Convertible Debenture Purchase Agreement dated March 29, 1996, incorporated herein by this reference to Exhibit 10.12 to the
               Company's 1995 Form 10-K.

     10.13     Sublease dated October 19, 1994, between the Company and Dolch
               American Instruments, Inc., for property located in Milpitas, California, incorporated herein by this reference to Exhibit 10.8 to the Company's 1994 Form 10-K

     10.14     Loan and Security Agreement dated December 14, 1994 between the
               Company and CoastFed Business Credit Corporation, as amended to date, incorporated herein by this reference to Exhibit 10.14 to the Company's 1995 Form 10-K.

     10.15 First Amendment to Convertible Debenture Purchase Agreement, dated December 31, 1996, incorporated herein by this reference to
               Exhibit 10.15 to the Company's 1996 Form 10-K.

     10.16 Second Amendment to Convertible Debenture Purchase Agreement, dated April 11, 1997, incorporated herein by this reference to
               Exhibit 10.16 to the Company's 1996 Form 10-K.

     10.17 Third Amendment to Convertible Debenture Purchase Agreement, dated December 31, 1997.

     10.18     Amendment No. 2 to Loan Documents, dated January 13, 1998.

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

  EXHIBIT
   NUMBER                          DESCRIPTION
   ------                          -----------

     10.6 Form of Stock Option Agreement for use with the Director Plan, incorporated herein by this reference to Exhibit 10.6 to the Company's 1994 Form 10-K.

     10.7 Form of Indemnification Agreement entered into by the Company and its executive officers and directors, incorporated by reference to Exhibit 10.5 to the S-1 Registration Statement.

(c)     Reports on Form 8-K.

   No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                              FINANCIAL STATEMENTS

DISC, INC.
BALANCE SHEET

                                                                      DECEMBER 31,
                                                                 1997             1996
                                                            ------------      ------------
                        ASSETS
Cash                                                        $    436,000      $    305,000
Accounts receivable, net                                       1,768,000         1,430,000
Inventories                                                    1,465,000         1,862,000
Prepaids and deposits                                             73,000            72,000
                                                            ------------      ------------
        Total current assets                                   3,742,000         3,669,000

Property and equipment, net                                      402,000           441,000
                                                            ------------      ------------
                                                            $  4,144,000      $  4,110,000
                                                            ============      ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                            $  1,332,000      $  1,585,000
Borrowings under bank line of credit                           1,338,000         1,087,000
Other accrued liabilities                                        280,000           211,000
Accrued warranty                                                  79,000            95,000
Current portion of capitalized lease obligations                  24,000                --
                                                            ------------      ------------
        Total current liabilities                              3,053,000         2,978,000

Capitalized lease obligations, less current portion               20,000                --

Shareholders' equity:
   Convertible Preferred Stock; no par value, 5,000,000
      shares authorized; 3,395,304 and 2,114,880
      shares issued and outstanding                           12,742,000        10,442,000

   Common Stock; no par value, 20,000,000 shares
      authorized; 3,334,323 and 3,279,532 shares
      issued and outstanding                                  11,053,000        10,925,000
   Accumulated deficit                                       (22,724,000)      (20,235,000)
                                                            ------------      ------------
        Total shareholders' equity                             1,071,000         1,132,000
                                                            ------------      ------------
                                                            $  4,144,000      $  4,110,000
                                                            ============      ============


                 See accompanying notes to financial statements.

DISC, INC.
STATEMENT OF OPERATIONS


                                                 YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------
                                             1997              1996              1995
                                         ------------      ------------      -----------
Net sales                                $  8,655,000      $  7,761,000      $ 6,605,000
                                         ------------      ------------      -----------
Costs and expenses:
    Cost of sales                           6,704,000         6,549,000        5,478,000
    Research and development                1,439,000         1,297,000        1,336,000
    Marketing and sales                     1,960,000         2,155,000        1,295,000
    General and administrative                924,000           984,000        1,195,000
                                         ------------      ------------      -----------
        Total costs and expenses           11,027,000        10,985,000        9,304,000
                                         ------------      ------------      -----------
Loss from operations                       (2,372,000)       (3,224,000)      (2,699,000)
Interest and other expense, net              (117,000)         (118,000)        (127,000)
                                         ------------      ------------      -----------
Net loss                                 $ (2,489,000)     $ (3,342,000)     $(2,826,000)
                                         ------------      ------------      -----------
Basic and diluted net loss per share     $      (0.75)     $      (1.08)     $     (0.94)
                                         ------------      ------------      -----------
Weighted average common shares for
  basic and diluted net loss per
  share calculation                         3,308,000         3,106,000        3,005,000
                                         ------------      ------------      -----------



                 See accompanying notes to financial statements.

DISC, INC.
STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                       ACCRETION OF
                                                                                       MANDATORILY
                                                                                        REDEEMABLE
                                                                                       CONVERTIBLE
                                    PREFERRED STOCK              COMMON STOCK        PREFERRED STOCK
                                ------------------------    -----------------------     REDEMPTION     ACCUMULATED
                                 SHARES       AMOUNT         SHARES        AMOUNT         VALUE          DEFICIT         TOTAL
                                ---------    -----------    ---------    -----------    ---------     ------------     -----------
Balance at December 31, 1994      400,000    $ 1,971,000    2,988,285    $10,823,000    $(228,000)    $(14,067,000)    $(1,501,000)
Exercise of Common Stock
  Options                              --             --       41,260         12,000           --               --          12,000
Exercise of Warrant                    --             --        5,000             --           --               --              --
Issuance of Series D
  Preferred Stock                  44,444             --           --             --           --               --              --
Issuance of Series E
  Convertible Preferred
  Stock, net                      500,000      1,980,000           --             --           --               --       1,980,000
Issuance of Series F
  Convertible Preferred
  Stock, net                      156,250      1,250,000           --             --           --               --       1,250,000
Series C Preferred Stock          372,296      1,861,000           --             --           --               --       1,861,000
  (Note 5)
Series C Accretion (Note 5)            --             --           --             --      228,000               --         228,000
Net loss for the period                --             --           --             --           --       (2,826,000)     (2,826,000)
                                ---------    -----------    ---------    -----------    ---------     ------------     -----------
Balance at December 31, 1995    1,472,990      7,062,000    3,034,545     10,835,000           --      (16,893,000)      1,004,000
Exercise of Common Stock               --             --      244,987         90,000           --               --          90,000
  Options
Issuance of Series F
  Convertible Preferred
  Stock, net                       93,750             --           --             --           --               --              --
Issuance of Series G
  Convertible Preferred
  Stock, net                      110,000        950,000           --             --           --               --         950,000
Issuance of Series H
  Convertible Preferred
  Stock, net                       26,109      1,000,000           --             --           --               --       1,000,000
Issuance of Series I
  Convertible  Preferred
  Stock, net                      167,065        700,000           --             --           --               --         700,000
Issuance of Series J
  Convertible Preferred
  Stock, net                      244,966        730,000           --             --           --               --         730,000
Net loss for the period                --             --           --             --           --       (3,342,000)     (3,342,000)
                                ---------    -----------    ---------    -----------    ---------     ------------     -----------
Balance at December 31, 1996    2,114,880     10,442,000    3,279,532     10,925,000           --      (20,235,000)      1,132,000
Exercise of Common Stock               --             --       54,791        128,000           --               --         128,000
  Options
Issuance of Series K
  Convertible Preferred
  Stock, net                      235,110        750,000           --             --           --               --         750,000
Issuance of Series L
  Convertible Preferred
  Stock, net                      199,275        550,000           --             --           --               --         550,000
Issuance of Series M
  Convertible Preferred
  Stock, net                      179,372        400,000           --             --           --               --         400,000
Issuance of Series N
  Convertible Preferred
  Stock, net                      666,667        600,000           --             --           --               --         600,000
Net loss for the period                --             --           --             --           --       (2,489,000)     (2,489,000)
                                ---------    -----------    ---------    -----------    ---------     ------------     -----------
Balance at December 31, 1997    3,395,304    $12,742,000    3,334,323    $11,053,000    $      --     $(22,724,000)    $ 1,071,000
                                =========    ===========    =========    ===========    =========     ============     ===========


                 See accompanying notes to financial statements.

DISC, INC.
STATEMENT OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------
                                                           1997             1996            1995
                                                       -----------      -----------      -----------
Cash flows from operating activities:
    Net loss                                           $(2,489,000)     $(3,342,000)     $(2,826,000)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
    Depreciation expense                                   121,000          226,000          299,000
    Changes in assets and liabilities:
        Accounts receivable                               (338,000)        (286,000)         (85,000)
        Inventories                                        397,000          (40,000)        (852,000)
        Prepaids and deposits                               (1,000)           8,000           86,000
        Accounts payable                                  (253,000)          58,000          292,000
        Other accrued liabilities                           69,000         (154,000)          57,000
        Accrued warranty                                   (16,000)         (11,000)         (59,000)
                                                       -----------      -----------      -----------
Net cash used in operating activities                   (2,510,000)      (3,541,000)      (3,088,000)
                                                       -----------      -----------      -----------
Cash used in investing activities for capital
  expenditures                                             (18,000)        (230,000)        (369,000)
                                                       -----------      -----------      -----------
Cash flows from financing activities:
    Borrowings under bank line of credit, net              251,000          356,000          459,000
    Proceeds from issuance of Common Stock                 128,000           90,000           12,000
    Proceeds from issuance of Preferred Stock            2,300,000        3,380,000        3,230,000
    Payment of capitalized lease obligations               (20,000)         (48,000)         (59,000)
                                                       -----------      -----------      -----------
Net cash provided by financing activities                2,659,000        3,778,000        3,642,000
                                                       -----------      -----------      -----------
Net increase in cash                                       131,000            7,000          185,000
Cash at beginning of the year                              305,000          298,000          113,000
                                                       -----------      -----------      -----------
Cash at end of the year                                $   436,000      $   305,000      $   298,000
                                                       -----------      -----------      -----------

Supplemental disclosure of cash flow information:
    Interest paid                                      $   114,000      $   122,000      $   130,000
                                                       -----------      -----------      -----------
    Capital leases to finance capital expenditures     $    64,000      $        --      $        --
                                                       -----------      -----------      -----------


                 See accompanying notes to financial statements.

DISC, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY:

DISC, Inc. ("the Company") is engaged in the marketing, development and manufacturing of optical disk storage units.

In February 1998, the Company issued $1,400,000 of Preferred Stock to its largest investor (See Note 5). The largest investor also agreed to provide up to an additional $600,000 of equity financing to the Company, if needed. The Company believes that this cash and the committed additional equity financing, together with cash generated from operations, will be sufficient to meet its operating requirements at least through the end of 1998, although the Company anticipates that it will continue to incur net losses for the foreseeable future. The ability to sustain its operations for a significant period after December 31, 1998, will depend on the Company's ability to significantly increase sales or raise significant additional equity or debt financing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

STOCK COMPENSATION PLANS

The Company accounts for stock-based compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations thereof. Compensation cost for stock grants is measured as the excess, if any, of the market price of the Company's stock at the date of grant over the stock exercise price. The Company's policy is to grant stock options with an exercise price equal to the quoted market price of the Company's stock on the date of grant. Accordingly, the Company does not have compensation cost related to its stock compensation plans. In addition, the Company complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 accounts for income taxes under an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of timing differences between the carrying amounts and the tax bases of assets and liabilities.

NET LOSS PER SHARE

The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"), during the fourth quarter of fiscal 1997. SFAS 128 requires presentation of both basic and diluted EPS on the face of the income statement. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. Basic net loss per share is computed using the weighted average number of common shares outstanding and diluted net loss per share gives effect to all potential common shares outstanding during the period, including Common Stock equivalents related to Convertible Preferred Stocks, Stock Options and Warrants outstanding, unless antidilutive. As required, the Company has applied the new standard to all periods presented.

NOTE 3 - BALANCE SHEET DETAILS:

                                                DECEMBER 31,
                                        -----------------------------
                                            1997             1996
                                        -----------       -----------
Accounts Receivable:
  Trade accounts receivable             $ 1,857,000       $ 1,544,000
    Less: Allowance for doubtful
      accounts                              (89,000)         (114,000)
                                        -----------       -----------
                                        $ 1,768,000       $ 1,430,000
                                        ===========       ===========
Inventories:
   Raw materials                        $ 1,052,000       $ 1,286,000
   Work-in-process                          382,000           545,000
   Finished goods                            31,000            31,000
                                        -----------       -----------
                                        $ 1,465,000       $ 1,862,000
                                        ===========       ===========
Property and Equipment:
   Computer and other equipment         $   752,000       $   667,000
   Tooling                                  220,000           203,000
   Evaluation units                         586,000           607,000
   Leasehold improvements                    22,000            22,000
   Furniture and fixtures                    59,000            58,000
                                        -----------       -----------
                                          1,639,000         1,557,000
    Less: Accumulated depreciation
      and amortization                   (1,237,000)       (1,116,000)
                                        -----------       -----------
                                        $   402,000       $   441,000
                                        ===========       ===========

NOTE 4 - DEBT:

The Company has had a line of credit agreement with a bank since 1994 and the agreement was amended in December 1997 to extend the expiration date to December 1998. This agreement requires the Company to comply with certain financial covenants. Borrowings under this facility are limited to the lesser of $1,500,000 or 80% of eligible receivables through December 31, 1997, and to the lesser of $2,000,000 or 80% of eligible receivables thereafter. At December 31, 1997 and 1996, $1,338,000 and $1,087,000, respectively, was outstanding under the line. Borrowings under this facility bear interest at the bank's prime rate plus 2% (10.5% at December 31, 1997) with a minimum of 9% and are secured by substantially all of the assets of the Company. In addition, the agreement requires a minimum interest charge of $9,000 per month.

NOTE 5 - CONVERTIBLE PREFERRED STOCK:

Information with regard to the Company's Preferred Stock as of December 31, 1997 is summarized in the following tables:

                                                                                    PROCEEDS
                                 SHARES        COMMON STOCK                          NET OF
                 SHARES        ISSUED AND       CONVERSION       LIQUIDATION        ISSUANCE
SERIES         AUTHORIZED      OUTSTANDING         RATIO         PREFERENCES          COST
------         ----------      -----------     ------------      -----------        --------

  C               372,296         372,296         1 to 1            $ 5.00        $ 1,861,000
  D               600,000         444,444         1 to 1              5.00          1,971,000
  E               500,000         500,000         1 to 1              4.00          1,980,000
  F               250,000         250,000         1 to 2              8.00          1,250,000
  G               110,000         110,000         1 to 10            20.00            950,000
  H                26,109          26,109         1 to 10            38.30          1,000,000
  I               167,065         167,065         1 to 1              4.19            700,000
  J               244,966         244,966         1 to 1              2.98            730,000
  K               235,110         235,110         1 to 1              3.19            750,000
  L               199,275         199,275         1 to 1              2.76            550,000
  M               179,372         179,372         1 to 1              2.23            400,000
  N               666,667         666,667         1 to 1            $ 0.90            600,000
               ----------       ---------                                         -----------
                3,550,860       3,395,304                                          12,742,000
Undesignated    1,449,140              --                                                  --
               ----------       ---------                                         -----------
Total           5,000,000       3,395,304                                         $12,742,000
               ==========       =========                                         ===========

The holders of Series C Preferred Stock are entitled to receive $0.30 per share per annum cumulative dividends prior to and in preference to Common Shareholders. Such dividends are cumulative whether or not declared by the Board of Directors. The holders of Series D through N Preferred Stock are entitled to receive, when and if declared by the Board of Directors, dividends in the same amount per share as declared on the Company's Common Stock, with each share of Preferred Stock being treated for this purpose as the number of shares of Common Stock into which it is then convertible.

Each share of Preferred Stock has the number of votes equal to the number of shares of Common Stock into which it is then convertible. The Company has reserved sufficient shares of Common Stock to allow for the conversion of all outstanding Preferred Stock.

Shares of Series H through N Preferred Stock were issued pursuant to an agreement entered into in March 1996, as amended in September 1996, December 1996, April 1997 and December 1997, with the Company's largest shareholder whereby the Company agreed to sell and the shareholder agreed to purchase, subordinated convertible debentures. The conversion price of the debentures is 85% of the lower of the average closing price of the Company's Common Stock for the five trading days ended three days prior to the end of the quarter or the closing bid price on the last day of the quarter in which the convertible debentures are issued.

Holders of Preferred Stock received warrants for the purchases of Common Stock as follows:

                 WARRANTS             EXERCISE
                ISSUED AND              PRICE
SERIES          OUTSTANDING           PER SHARE           DATE ISSUED
------          -----------           ---------           -----------

  C                 148,918            $ 5.50                Mar 95
  D                 260,000              5.50            Apr 94-Mar 95
  E                 200,000              5.50              Mar-Sep 95
  F                 125,000              5.50              Sep-Dec 95
  G                 118,750              2.50                Mar 96
  H                  65,273              4.85                Jun 96
  I                  41,766              5.24                Sep 96
  J                  61,242              3.73                Dec 96
  K                  58,778              3.98                Mar 97
  L                  49,819              3.45                Jun 97
  M                  44,843              2.78                Sep 97
  N                 166,666            $ 1.13                Dec 97
                -----------
                  1,341,055
                ===========

All Warrants expire five years from the date of issuance.

SUBSEQUENT EVENT

In February 1998, the Company sold $1,400,000 of Preferred Stock to its largest investor. The Company issued 1,320,755 shares of Series O Preferred Stock at $1.06 per share in connection with such sale of Preferred Stock. The holders of Series O Preferred Stock are entitled to receive, when and if declared by the Board of Directors, dividends in the same amount per share as declared on the Company's Common Stock. Upon liquidation, after payment of the liquidation amounts of the Series C Preferred Stock, holders of Series O Preferred Stock are entitled to receive $1.06 per share, plus any declared and unpaid dividends on such shares, prior to any distribution to Common Shareholders. In addition, holders of Series O Preferred Stock received 330,188 Common Stock Purchase Warrants. The Warrants have an exercise price of $1.33 and expire in February 2003.

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

Information with regard to the Warrants outstanding as of December 31, 1997 is summarized in the following table.

   DATE             ISSUED              NUMBER    EXERCISE PRICE  EXPIRATION
  ISSUED      IN CONNECTION WITH      OF SHARES    PER SHARE         DATE
  ------      ------------------      ---------    ---------         ----
   Feb 94       Consulting Services     11,666         5.50          Feb 99
   Aug 94       Consulting Services     10,000         5.25          Aug 99

In 1995, Warrants issued in connection with consulting services were exercised to purchase 5,000 shares of Common Stock at $0.05 per share. In 1996 Warrants issued to Underwriter in connection with the IPO to purchase 65,000 shares at $12.38 per share expired. In 1997 Warrants issued in connection with a promissory note to purchase 228,000 shares at an exercise price of $3.93 per share expired. In addition, Warrants issued in connection with the IPO to purchase 1,440,000 shares at $7.50 per share also expired. The value of warrants issued in connection with consulting services and the promissory note issued were immaterial.

All Warrants outstanding as of December 31, 1997 are exercisable.

NOTE 7 - STOCK OPTION PLAN:

At December 31, 1997, the Company had two stock-based compensation plans, which are described below:

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

At December 31, 1997, 102,452 shares were available for grant under the 1990
Plan.

On May 20, 1996, the Company canceled options to purchase 72,600 shares of Common Stock with exercise prices ranging from $4.25 to $6.25, previously granted to employees and reissued all such options at an exercise price of $3.88, the fair market value of the stock on that date. The reissued options vest over a four year period from the date of reissuance.

THE NON-EMPLOYEE OPTION PLAN

In 1995, the Board of Directors adopted and the Shareholders approved, the 1995 Stock Option Plan for Non-Employee Directors (the "Non-Employee Option Plan"). The Company has reserved 150,000 shares of Common Stock for issuance under this Plan. Under the Non-Employee Option Plan, each newly-elected non-employee director of the Company will be granted a non-statutory option to purchase 25,000 shares of the Company's Common Stock. This option vests over a three year period. In addition, each non-employee director of the Company will be granted a non-statutory option to purchase 5,000 shares of the Company's Common Stock during each year of service as a director of the Company commencing in 1995. These options vest immediately upon grant and are immediately exercisable.

At December 31, 1997, 75,000 shares were available for grant under the Non-Employee Option Plan.

Under both plans, the options will be granted at prices equal to the fair market value on the date of grant and expire five years from the date of grant.

The following table summarizes the activity for the 1990 Plan for the years ended December 31, 1997, 1996 and 1995:



                                1997                             1996                              1995
                     ---------------------------    ---------------------------    ----------------------------
                                WEIGHTED-AVERAGE               WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
 FIXED OPTIONS       SHARES      EXERCISE PRICE      SHARES     EXERCISE PRICE      SHARES      EXERCISE PRICE
 -------------       ------     ----------------     ------    ----------------     ------     ----------------
Outstanding at
  beginning of year   721,600        $ 5.24           786,661        $ 4.05          799,892          $ 3.79
Granted               474,900          1.82           361,600          4.52          132,150            5.61
Exercised                  --            --          (244,987)         0.37          (41,281)           0.29
Forfeited            (260,000)         3.90          (181,674)         5.25         (104,100)           5.49
                     --------        ------          --------        ------         --------          ------
Outstanding at
  end of year         936,500        $ 3.87           721,600        $ 5.24          786,661          $ 4.05
                      =======        ======           =======        ======          =======          ======

Options exercisable
  at year-end         377,200                         333,130                        481,015

Weighted-average
 fair value of
 options granted
 during the year     $   1.11                        $   2.35                       $   2.96

The following table summarizes information about options outstanding under the 1990 Plan at December 31, 1997:

                                           OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                          ------------------------------------------------------   ----------------------------------

         RANGE              NUMBER         WEIGHTED-AVERAGE                           NUMBER
          OF              OUTSTANDING          REMAINING       WEIGHTED-AVERAGE     EXERCISABLE     WEIGHTED-AVERAGE
    EXERCISE PRICES       AT 12/31/97      CONTRACTUAL LIFE     EXERCISE PRICE      AT 12/31/97      EXERCISE PRICE
    ---------------      ------------      ----------------    ----------------     -----------     ----------------
      $1.58 to $3.14        373,000                4.9              $1.62                1,646           $2.88
      $3.88 to $4.97        146,750                3.4              $4.32               55,951           $4.29
      $5.13 to $5.75        212,650                2.2              $5.36              131,836           $5.35
      $6.00 to $7.13        204,100                1.1              $6.13              187,767           $6.12

The following table summarizes the activity for the Non-Employee Option Plan for the years ended December 31, 1997, 1996 and 1995:

                                    1997                            1996                        1995
                          -------------------------      ---------------------------    ----------------------------
                                   WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
      FIXED OPTIONS       SHARES    EXERCISE  PRICE      SHARES      EXERCISE PRICE     SHARES       EXERCISE PRICE
      -------------       ------   ----------------      ------     ----------------    ------      ----------------
Outstanding at            50,000        $ 4.95           25,000         $ 5.25                --         $  --
  beginning of year
Granted                   25,000          2.70           25,000           4.64            25,000           5.25
Exercised                     --           --                --            --                 --            --
Forfeited                     --           --                --            --                 --            --
                          ------        -----            ------         -----             ------         -----
Outstanding at end
  of year                 75,000        $ 4.20           50,000         $ 4.95            25,000         $ 5.25
                          ======        ======           ======         ======            ======         ======

Options exercisable
  at year-end             75,000                         50,000                           25,000

Weighted-average fair
  value of options
  granted during
  the year               $  1.80                        $  2.69                          $  3.01

The following table summarizes information about options outstanding under the Non-Employee Option Plan at December 31, 1997:

                                      OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                     ----------------------------------------------------   -------------------------------------
   RANGE OF            NUMBER         WEIGHTED-AVERAGE
   EXERCISE          OUTSTANDING         REMAINING       WEIGHTED-AVERAGE   NUMBER EXERCISABLE  WEIGHTED-AVERAGE
    PRICES           AT 12/31/97      CONTRACTUAL LIFE    EXERCISE PRICE       AT 12/31/97       EXERCISE PRICE
   --------          -----------      ----------------   ----------------   ------------------  ----------------
 $1.16 to $4.19         25,000              4.7                 $ 2.70            25,000             $ 2.70

 $4.25 to $6.38         50,000              3.2                 $ 4.95            50,000             $ 4.95

The Company applies APB 25 and related Interpretations in accounting for its plans. Since all the stock options were granted at fair market value at the date of grant, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two stock-based compensation plans been determined consistent with SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                 1997            1996               1995
                                             -----------       ----------       ------------
Net loss                   As reported       $(2,489,000)      $(3,342,000)      $(2,826,000)
                           Pro forma         $(2,678,000)      $(3,456,000)      $(2,962,000)

Basic and diluted net      As reported       $    (0.75)       $    (1.08)       $    (0.94)
  loss per share           Pro forma         $    (0.81)       $    (1.11)       $    (0.99)

The compensation cost calculated under SFAS 123 is based on options granted in 1995, 1996 and 1997, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of the pro forma effects of option grants on reported net income for future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997, 1996 and 1995: expected volatility of 76.7% and dividend yield of 0% for all years; risk-free interest rates for the last day of the month in which the options were granted; and weighted-average expected lives of 4 years for the 1990 Option Plan and 5 years for the Non-Employee Option Plan.

NOTE 8 - INCOME TAXES:

No provisions for federal or state income taxes were recorded for the years ended December 31, 1997 and 1996 as the Company incurred net operating losses during the period.

Deferred tax assets consist of the following:

                                               DECEMBER 31,
                                          1997                1996
                                      -----------         -----------
Net operating loss carryforwards      $ 7,718,000         $ 6,763,000
Credit carryforwards                      817,000             789,000
Capitalized research and                  183,000             179,000
  development expenses
Reserves and other                        156,000             213,000
                                      -----------         -----------
Deferred tax assets                     8,874,000           7,944,000

Valuation allowance                    (8,874,000)         (7,944,000)
                                      -----------         -----------
                                      $        --         $        --
                                      ===========         ===========

Management believes that it is more likely than not that the deferred tax assets will not be utilized. Accordingly, a full valuation allowance has been recorded.

At December 31, 1997, the Company had approximately $21,220,000 of federal and $8,626,000 of state net operating loss carryforwards available to offset future taxable income which expire in varying amounts beginning in 2002. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

The benefit for income taxes differed from the amount determined by applying U.S. statutory income tax rate to income before income taxes. A reconciliation is summarized below:

                                                        DECEMBER 31,
                                                 -----------------------
                                                  1997              1996
                                                 ------          --------
Tax benefit at statutory rate                    $ (846)         $ (1,136)
State income taxes, net of federal benefit         (145)             (201)
Non-recognition of tax benefit and other            991             1,337
                                                 ------          --------
                                                 $   --          $     --
                                                 ------          --------

NOTE 9 - GEOGRAPHIC SALES AND MAJOR CUSTOMERS:

The Company sells its products predominately in the United States. No other geographic region accounted for more than 10% of net sales in fiscal 1997, 1996, or 1995.

No customer accounted for 10% of net sales in fiscal 1997 or 1996. One customer accounted for 10% of net sales in fiscal 1995.

At December 31, 1997, one customer represented 22% of the accounts receivable balance. At December 31, 1996, one customer represented 10% of the accounts receivable balance.

NOTE 10 - COMMITMENTS:

The Company occupies its facility under a non-cancelable lease agreement which expires on October 31, 2000. The lease requires the Company to pay property taxes and insurance.

The Company leases certain property and equipment under capital leases. Computer and other equipment under capital leases total $64,000 and $0, with related accumulated depreciation of $4,000 and $0 at December 31, 1997 and 1996 respectively.

The aggregated minimum rental commitments and equipment lease payments at December 31, 1997, excluding insurance, normal maintenance and certain property taxes, are payable as follows:

           FISCAL YEAR               OPERATING LEASE           CAPITAL LEASE
           -----------               ---------------           -------------
              1998                      $ 155,000                $  26,000
              1999                        158,000                   15,000
              2000                        134,000                    9,000
              2001                             --                       --
              2002                             --                       --
                                         ---------                ---------
Total minimum lease payments             $ 447,000                   50,000
                                         ---------
Less: amount representing interest                                    6,000
                                                                  ---------
Present value of minimum lease payments                              44,000
Less current portion                                                 24,000
                                                                  ---------
                                                                  $  20,000
                                                                  ---------

Total rental expense under non-capitalized leases, including month-to-month rentals, was $183,000, $164,000 and $154,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


NOTE 11 - NET LOSS PER SHARE

Options and Warrants to purchase shares, and Convertible Preferred Stock outstanding were not included in the computation of diluted net loss per share, as their effect was antidilutive for the periods presented. Therefore, both the basic and diluted net loss per share computations resulted in the same number and there were no reconciling items.

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF DISC, INC.

In our opinion, the accompanying balance sheet and the related statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of DISC, INC. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
San Jose, California
February 12, 1998, except
as to Notes 1 and 5, which
are as of March 18, 1998

STOCK MARKET INFORMATION.

DISC, Inc.'s stock is traded on the NASDAQ Small-Cap Market under the symbol DCSR. The high and low prices set forth below are as reported by the NASDAQ Small Cap Market System.

                                   1997                    1996
                            --------------------     ------------------
                             HIGH        LOW          HIGH       LOW
                             ----        ---          ----       ---
 First quarter ended        $ 5 1/4     $3 17/32     $6 3/4     $2
 Second quarter ended         4 13/64    1 15/16      4 7/8      2 3/4
 Third quarter ended          3 5/8      2 1/4        5 3/4      4 1/8
 Fourth quarter ended         3            7/8        6          3 1/2
                            ----------  --------     ------     -------

As of March 23, 1998, the Company had approximately 400 shareholders. The Company has never paid cash dividends and has no present plans to pay dividends. See Note 5 of Notes to Financial Statements regarding dividend requirements on the Convertible Preferred Stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, at Milpitas, California this 10th day of April, 1998.

                                     DISC, Inc.

                                     By   /s/ J. Richard Ellis
                                        ---------------------------------------
                                          J. Richard Ellis
                                          President and Chief Executive Officer

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

/s/ J. Richard Ellis           President, Chief Executive Officer    April 10, 1998
--------------------------     and Chairman of the Board of
(J. Richard Ellis)             Directors
                               (Principal Executive Officer)


/s/ Henry Madrid               Vice President of Finance             April 10, 1998
---------------------------    and Chief Financial Officer
(Henry Madrid)                 (Principal Financial and
                               Accounting Officer)

/s/ Frank T. Connors           Director                              April 10, 1998
---------------------------
(Frank T. Connors)

/s/ F. Rigdon Currie           Director                              April 10, 1998
---------------------------
(F. Rigdon Currie)

/s/ Michael D. Kaufman         Director                              April 10, 1998
---------------------------
(Michael D. Kaufman)

/s/ Arch J. McGill             Director                              April 10, 1998
---------------------------
(Arch J. McGill)

/s/ Michael A. McManus, Jr.    Director                              April 10, 1998
---------------------------
(Michael A. McManus, Jr.)

                                   DISC, INC.
                                    FORM 10-K
                                  EXHIBIT INDEX

                                                                                 SEQUENTIAL
                                                                                PAGE NUMBER
                                                                                -----------
     3.12      Certificate of Determination of Preference of Series K Preferred
               Stock, as filed with the California Secretary of State on
               August 15, 1997.                                                      38

     3.13      Certificate of Determination of Preference of Series L Preferred
               Stock, as filed with the California Secretary of State on
               August 15, 1997.                                                      43

     3.14      Certificate of Determination of Preference of Series M Preferred
               Stock, as filed with the California Secretary of State on
               January 6, 1998.                                                      49

     3.15      Certificate of Determination of Preference of Series N Preferred
               Stock, as filed with the California Secretary of State on
               January 6, 1998.                                                      55

     10.17     Third  Amendment to Convertible Debenture Purchase Agreement,
               dated December 31, 1997.                                              61

     10.18     Amendment No. 2 to Loan Documents, dated January 13, 1998.            63

     23.       Consent of Price Waterhouse LLP                                       65

     25.       Power of Attorney (included on Signature Page).