Form 10-Q
period 1998-03-31
DISC INC/CA
filed 1998-05-15
CIK 891788

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock as of April 30, 1998 was 3,334,323.

This report, including all exhibits and attachments, contains 32 pages.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   DISC, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)

                                                              MARCH 31,         DECEMBER 31,
                                                                1998                1997
                                                            ------------        ------------
ASSETS
Current assets:
   Cash                                                     $    925,000        $    436,000
   Accounts receivable, net of allowance for doubtful
        accounts of $98,000 and $89,000                        1,466,000           1,768,000
   Inventories                                                 1,776,000           1,465,000
   Prepaids and deposits                                         117,000              73,000
                                                            ------------        ------------
        Total current assets                                   4,284,000           3,742,000

Property and equipment, net                                      353,000             402,000
                                                            ------------        ------------
                                                            $  4,637,000        $  4,144,000
                                                            ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $  1,139,000        $  1,332,000
   Borrowings under bank line of credit                        1,133,000           1,338,000
   Other accrued liabilities                                     343,000             403,000
                                                            ------------        ------------

        Total current liabilities                              2,615,000           3,073,000
                                                            ------------        ------------

Shareholders' equity:
Convertible Preferred Stock; no par value,
      5,000,000 shares authorized, 4,752,644 and
      3,395,304 shares issued and outstanding                 14,442,000          12,742,000
Common Stock; no par value, 20,000,000 shares
     authorized; 3,334,323 shares issued
     and outstanding                                          11,053,000          11,053,000
Accumulated deficit                                          (23,473,000)        (22,724,000)
                                                            ------------        ------------
        Total shareholders' equity                             2,022,000           1,071,000
                                                            ------------        ------------
                                                            $  4,637,000        $  4,144,000
                                                            ============        ============

       See the accompanying condensed notes to these financial statements.

                                   DISC, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                       THREE MONTHS ENDED MARCH 31,
                                      ------------------------------
                                          1998               1997
                                      -----------        -----------
Net sales                             $ 1,827,000        $ 1,701,000
                                      -----------        -----------
Costs and expenses:
   Cost of sales                        1,536,000          1,405,000
   Research and development               295,000            320,000
   Marketing and sales                    462,000            460,000
   General and administrative             250,000            240,000
                                      -----------        -----------
        Total cost and expenses         2,543,000          2,425,000
                                      -----------        -----------

Loss from operations                     (716,000)          (724,000)
Interest and other expense, net           (33,000)           (27,000)
                                      -----------        -----------
Net loss                                 (749,000)          (751,000)
                                      -----------        -----------
Net loss per share, basic and
   fully diluted                      $     (0.22)       $     (0.23)
                                      ===========        ===========

Weighted average common shares
   for net loss per share
   calculation, basic and
   fully diluted                        3,334,000          3,282,000
                                      ===========        ===========

       See the accompanying condensed notes to these financial statements.

                                   DISC, INC.
                             STATEMENT OF CASH FLOWS
                           (DECREASE) INCREASE IN CASH
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                       ------------------------------
                                                                           1998               1997
                                                                       -----------        -----------
Cash flows from operating activities:
   Net loss                                                            $  (749,000)       $  (751,000)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
   Depreciation expense                                                     56,000             37,000
   Changes in assets and liabilities:
     Accounts receivable                                                   302,000            168,000
     Inventories                                                          (311,000)           112,000
     Prepaids and deposits                                                 (44,000)           (99,000)
     Accounts payable                                                     (193,000)          (154,000)
     Other accrued liabilities                                             (60,000)            20,000
                                                                       -----------        -----------

Net cash used in operating activities                                     (999,000)          (667,000)
                                                                       -----------        -----------

Cash flows used in investing activities for capital expenditures            (7,000)            (9,000)
                                                                       -----------        -----------

Cash flows from financing activities:
   Borrowings under bank line of credit                                   (205,000)           (94,000)
   Proceeds from issuance of Preferred Stock                             1,700,000            750,000
                                                                       -----------        -----------
Net cash provided by financing activities                                1,495,000            656,000
                                                                       -----------        -----------

Net increase (decrease) in cash                                            489,000            (20,000)
Cash at beginning of period                                                436,000            305,000
                                                                       -----------        -----------
Cash at end of period                                                  $   925,000        $   285,000
                                                                       ===========        ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                            $    31,000        $    28,000
                                                                       ===========        ===========

       See the accompanying condensed notes to these financial statements.

                                   DISC, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1997 and 1996, included in the Company's Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other period or for the fiscal year, which ends December 31, 1998.

NOTE 2 - INVENTORIES

The components of inventory were as follows:

                                                            MARCH 31,      DECEMBER 31,
                                                              1998            1997
                                                           ----------      ----------
          Purchased component parts and subassemblies      $1,052,000      $1,052,000
          Work in process                                     519,000         382,000
          Finished goods                                      205,000          31,000
                                                           ----------      ----------
                                                           $1,776,000      $1,465,000
                                                           ==========      ==========

NOTE 3 - RELATED PARTY TRANSACTIONS

In February 1998, the Company issued and sold 1,320,755 shares of Series O Preferred Stock at $1.06 per share and 330,188 Common Stock Purchase Warrants to Mk GVD Fund for total consideration of $1,400,000.

In March 1998, the Company received $300,000 through the issuance of subordinated convertible debentures under its 1996 agreement (the "Agreement"), as amended, with its largest shareholder. The largest shareholder also agreed to provide up to an additional $300,000 under the Agreement to the Company, if needed. The conversion price of the debentures is 85% of the lower of the average closing price of the Company's Common Stock for the five trading days ended three days prior to the end of the quarter or the closing bid price on the last day of the quarter in which the convertible debentures are issued.

NOTE 4 - NET LOSS PER SHARE

Options and warrants to purchase shares, and Convertible Preferred Stock outstanding were not included in the computation of diluted net loss per share, as their effect was antidilutive for the periods presented. Therefore, both the basic and diluted net loss per share computations resulted in the same number and there were no reconciling items.

                           PART II - OTHER INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements are subject to the safe harbors created thereby. These forward-looking statements include (i) the existence and development of the Company's technical and manufacturing capabilities, (ii) anticipated increased sales, (iii) potential future decreases in manufacturing costs, and
(iv) the need for, and availability of, additional financing. For this purpose, any statements contained in this Quarterly Report on Form 10-Q except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other variations thereof, or comparable terminology are intended to identify forward-looking statements.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company's business, which involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements (see "Additional Factors that May Affect Future Operating Results" on page 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997). In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Results of Operations

For the three months ended March 31, 1998, the Company had sales of $1,827,000 compared to sales of $1,701,000 for the three month period ended March 31, 1997. This increase was primarily due to sales to an expanded customer base as a result of an increase in the Company's direct sales personnel. However, management believes that the sales increase was hampered somewhat by the Asian market softness and the impending changeover to a new generation of optical drives which caused some customers to delay their orders until the new drives are available. The general sales cycles for distribution of the Company's products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for value added resellers and small system integrators and from one to two years for original equipment manufacturers, product integrators and large system integrators.

Cost of sales, as a percentage of sales, was 84% for the three month period ended March 31, 1998, as compared to 83% for the comparable 1997 period. The Company's relatively low gross margins reflect the Company's low levels of net sales, which have resulted in unabsorbed manufacturing costs and high costs of materials due to the inability to achieve purchasing economies of scale. The Company expects that, as product sales continue to increase, costs of sales per unit of product will decrease because fixed manufacturing costs will be distributed over a larger sales volume, and material costs will decrease as a result of volume purchases.

For the three month period ended March 31, 1998, research and development expenses were $295,000 compared to $320,000 for the comparable period of 1997. This decrease is primarily due a decrease in project material related to the Company's next generation product line that was recently completed. The Company believes that research and development expenses will increase moderately in 1998 due to new projects currently under development.

Marketing and sales expenses remained flat at $462,000 for the three month period ended March 31, 1998 as compared to $460,000 for the comparable period in 1997. The Company believes that marketing and sales expenses will increase moderately during the remainder of 1998 primarily related to increased direct selling expenses due to an expected increase in revenue.

General and administrative expenses were $250,000 for the three month period ended March 31, 1998, compared to $240,000 for the comparable period in 1997 and are expected to remain relatively constant during the remainder of 1998.

Liquidity and Capital Resources

During the three month period ended March 31, 1998, the Company used $999,000 of cash in operations, primarily to fund operating losses. During the first quarter of 1998, the Company received $1,700,000 of equity financing from its largest investor. The largest investor also agreed to provide up to an additional $300,000 of equity financing to the Company, if needed. The Company believes that this cash together with borrowing from the credit line, which allows it to borrow the lesser of $1,500,000 or 80% of eligible receivables, and cash generated from operations will be sufficient to meet its operating requirements at least through the end of 1998, although the Company anticipates that it will continue to incur net losses for the foreseeable future. The ability to sustain its operations for a significant period after December 31, 1998, will depend on the Company's ability to significantly increase sales or raise significant additional equity or debt financing. There is no assurance that any of these conditions will be achieved. In particular, the Company expects to require increasing amounts of cash to finance the Company's efforts to increase sales, which the Company plans to achieve by increasing selling efforts to large system integrators and OEMs by hiring additional sales and sales support staff and by making evaluation units available. In addition, the Company intends to expand its current network of resellers. The Company expects that it will require cash to finance purchases of inventory to satisfy anticipated increased sales as the Company's products achieve market acceptance.

Item 6. Exhibits and Reports on Form 8-K

     (a)   Exhibits.

            27.1 Financial Data Schedule

            10.1 Series O Preferred Stock Purchase Agreement, dated
                 February 20, 1998

            10.2 Fourth Amendment to Convertible Debenture Purchase Agreement,
                 dated March 27, 1998.

     (b)   Reports on Form 8-K

           On February 26, 1998 the Registrant filed a report on Form 8-K.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DISC, INC.

Dated May 15, 1998                     By:/s/ J. Richard Ellis
                                          --------------------------------------
                                          J. Richard Ellis
                                          President Chief Executive Officer
                                          (Principal Executive Officer)

Dated May 15, 1998                     By:/s/ Henry Madrid
                                          --------------------------------------
                                          Henry Madrid
                                          Vice President of Finance and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                                INDEX TO EXHIBITS


   EXHIBIT
   NUMBER                      DESCRIPTION
   ------                      -----------

     10.1        Series O Preferred Stock Purchase Agreement, dated
                 February 20, 1998

     10.2 Fourth Amendment to Convertible Debenture Purchase Agreement, dated March 27, 1998.

     27          Financial Data Schedule