Form 10-Q
period 1998-06-30
DISC INC/CA
filed 1998-08-14
CIK 891788

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock as of July 31, 1998 was 3,695,434.

This report, including all exhibits and attachments, contains 10 pages.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   DISC, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                                   JUNE 30,     DECEMBER 31,
                                                     1998           1997
                                                -------------  -------------
ASSETS
Current assets:
   Cash                                        $    660,000    $    436,000
   Accounts receivable,  net of allowance for
        doubtful accounts of $109,000
        and $89,000                               1,703,000       1,768,000
   Inventories                                    1,881,000       1,465,000
   Prepaids and deposits                             66,000          73,000
                                               ------------    ------------
        Total current assets                      4,310,000       3,742,000

Property and equipment, net                         358,000         402,000
                                               ------------    ------------
                                               $  4,668,000    $  4,144,000
                                               ============    ============

LIABILITIES, AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                            $    978,000    $  1,332,000
   Borrowings under credit line                   1,241,000       1,338,000
   Other accrued liabilities                        412,000         403,000
                                               ------------    ------------

        Total current liabilities                 2,631,000       3,073,000
                                               ------------    ------------

Shareholders' equity:
Convertible Preferred Stock; no par value,
      5,000,000 shares authorized,
      4,865,547 and 3,395,304 shares
      issued and outstanding                     15,137,000      12,742,000
Common Stock; no par value, 20,000,000
      shares authorized; 3,334,323
      issued and outstanding                     11,053,000      11,053,000
   Accumulated deficit                          (24,153,000)    (22,724,000)
                                               ------------    ------------
        Total shareholders' equity                2,037,000       1,071,000
                                               ------------    ------------
                                               $  4,668,000    $  4,144,000
                                               ============    ============



       See the accompanying condensed notes to these Financial Statements.

                                   DISC, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                  Three months ended                           Six months ended
                                                        June 30                                     June 30
                                               1998                 1997                 1998                  1997
                                        ----------------     ----------------      ----------------    ----------------
Net sales                               $     2,234,000      $     2,146,000       $     4,061,000     $     3,847 ,000
                                        ----------------     ----------------      ----------------    ----------------
Costs and expenses:
   Cost of sales                              1,721,000            1,620,000             3,257,000           3,025 ,000
   Research and development                     357,000              338,000               652,000              658,000
   Marketing and sales                          546,000              529,000             1,008,000              989,000
   General and administrative                   262,000              230,000               512,000              470,000
                                        ----------------     ----------------      ----------------    ----------------
        Total cost and expenses               2,886,000            2,717,000             5,429,000            5,142,000
                                        ----------------     ----------------      ----------------    ----------------

Loss from operations                           (652,000)            (571,000)           (1,368,000)          (1,295,000)
Interest and other expense, net                 (28,000)             (27,000)              (61,000)             (54,000)
                                        ----------------     ----------------      ----------------    ----------------
Net loss                                       (680,000)            (598,000)           (1,429,000)          (1,349,000)
                                        ----------------     ----------------      ----------------    ----------------

Net loss per share, basic and           $         (0.20)     $         (0.18)      $         (0.43)    $          (0.41)
                                        ================     ================      ================    =================
fully diluted

Weighted average common
   shares and equivalents                     3,334,000            3,279,000             3,334,000            3,279,000
                                        ================     ================      ================    =================



       See the accompanying condensed notes to these Financial Statements.

                                   DISC, INC.
                             STATEMENT OF CASH FLOWS
                           (DECREASE) INCREASE IN CASH
                                   (UNAUDITED)


                                                          SIX MONTHS ENDED JUNE 30,
                                                        ----------------------------
                                                             1998           1997
                                                        --------------  ------------
Cash flows from operating activities:
   Net loss                                               $(1,429,000)  $(1,349,000)
   Adjustments  to reconcile
      net loss to cash used in operations

    Depreciation expense                                      131,000        91,000

   Changes in assets and liabilities:
     Accounts receivable                                       65,000       226,000
     Inventories                                            (416,000)       191,000
     Prepaid and deposits                                       7,000       (96,000)
     Accounts payable                                       (354,000)      (194,000)
     Accrued liabilities                                       9,000         38,000
                                                          -----------    -----------

Cash used in operating activities                         (1,987,000)    (1,093,000)
                                                          -----------    -----------

Cash flows used in investing activities for capital          (87,000)       (36,000)
                                                          -----------    ----------
expenditures

Cash flows from financing activities:
   Repayments under bank line of credit                      (97,000)      (197,000)
   Proceeds from issuance of Preferred Stock               2,395,000      1,300,000
                                                          -----------    -----------

Cash provided by financing activities                      2,298,000      1,103,000
                                                          -----------    -----------

Net increase (decrease) in cash                              224,000        (26,000)
Cash at beginning of period                                  436,000        305,000
                                                          -----------    -----------
Cash at end of period                                     $  660,000     $  279,000
                                                          ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest               $   59,000     $   55,000
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

NOTE 2 - INVENTORIES

The components of inventory were as follows:

                                               JUNE 30,      DECEMBER 31,
                                                 1998           1997
                                             ----------      -----------
   Purchased     component    parts    and   $1,197,000      $1,052,000
   subassemblies
   Work in process                              507,000         382,000
   Finished goods                               177,000          31,000
                                             ----------      ----------
                                             $1,881,000      $1,465,000
                                             ==========      ==========

NOTE 3 - RELATED PARTY TRANSACTIONS
In February 1998, the Company sold $1,400,000 of Preferred Stock to its largest investor. The Company issued 1,320,755 shares of Series O Preferred Stock at $1.06 per share in connection with such sale of Preferred stock. In addition, holders of Series O Preferred Stock received 330,188 Common Stock Purchase Warrants.

In March 1998 and June 1998, the Company received $300,000 and $695,000, respectively, through the issuance of subordinated convertible debentures under its 1996 agreement (the "Agreement"), as amended, with its largest shareholder. In accordance with the Agreement such debentures were converted into preferred stock on the last day of the quarter in which the debentures were issued. The conversion price of the debentures was 85% of the lower of the average closing price of the Company's Common Stock for the five trading days ended three days prior to the end of the quarter or the closing bid price on the last day of the quarter in which the convertible debentures are issued.

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

                           PART II - OTHER INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and the Company intends that such forward-looking statements are subject to the safe harbors created thereby. These forward-looking statements include (i) the existence and development of the Company's technical and manufacturing capabilities, (ii) anticipated increased sales, (iii) potential future decreases in manufacturing costs, and (iv) the need for, and availability of, additional financing. For this purpose, any statements contained in this Quarterly Report on Form 10-Q except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", believe", anticipate", "intend", "could", "estimate", or "continue" or the negative or other variations thereof, or comparable terminology are intended to identify forward-looking statements.

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

Results of Operations

For the three and six months ended June 30, 1998, the Company had sales of $2,234,000 and $4,061,000, respectively, compared to sales of $2,146,000 and $3,847,000 for the three and six month periods ended June 30, 1997. This increase was primarily due to sales to an expanded customer base as a result of an increase in the Company's direct sales personnel. However, management believes that the sales increase was hampered somewhat by the Asian market softness, the changeover in the second quarter to a new generation of optical drives, and the late availability at the end of the second quarter of the Company's new Orion series of products. The general sales cycles for distribution of the Company's products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for Value Added Resellers and small System Integrators and from one to two years for Original Equipment Manufacturers, Product Integrators and large System Integrators.

Cost of sales, as a percentage of sales, was 77% and 80% for the three and six month periods ended June 30, 1998, as compared to 75% and 79% for the comparable 1997 periods. The Company's relatively low gross margins reflect the Company's low levels of net sales, which have resulted in unabsorbed manufacturing costs and high costs of materials due to the inability to achieve purchasing economies of scale. The Company expects that, as product sales continue to increase, costs of sales per unit of product will decrease because fixed manufacturing costs will be distributed over the larger sales volume, and material costs will decrease as the result of volume purchases. The Company also expects that its recently introduced Orion Series of products will increase the Company's overall margins.

For the three and six month periods ended June 30, 1998, research and development expenses were relatively flat at $357,000 and $652,000, respectively, compared to $338,000 and $658,000 for the comparable period of 1997. The Company believes that research and development expenses will increase moderately in 1998 due to new projects currently under development.

Marketing and sales expenses were relatively flat at $546,000 and $1,008,000 for the three and six month periods ended June 30, 1998 as compared to $529,000 and $989,000 for the comparable periods in 1997. The Company believes that marketing and sales expenses will increase moderately during the remainder of 1998 primarily related to increased direct selling expenses due to an expected increase in revenue.

General and administrative expenses were $262,000 and $512,000 for the three and six month periods ended June 30, 1998, compared to $230,000 and $470,000 for the comparable periods in 1997. The increase is primarily due to an increase in headcount. Expenses are expected to remain relatively constant during the remainder of 1998.

Liquidity and Capital Resources

During the six month period ended June 30, 1998, the Company used $1,987,000 of cash in operations, primarily to fund operating losses. During the six months of 1998, the Company received $2,395,000 of equity financing from its largest investor. The Company believes that this cash together with borrowing from the credit line, which allows it to borrow the lesser of $1,500,000 or 80% of eligible receivables, and cash generated from operations will be sufficient to meet its operating requirements at least through the end of 1998, although the Company anticipates that it will continue to incur net losses for the foreseeable future. The ability to sustain its operations for a significant period after December 31, 1998, will depend on the Company's ability to significantly increase sales or raise significant additional equity or debt financing. There is no assurance that any of these conditions will be achieved. In particular, the Company expects to require increasing amounts of cash to finance the Company's efforts to increase sales, which the Company plans to achieve by increasing selling efforts to large system integrators and OEMs by hiring additional sales and sales support staff and by making evaluation units available. In addition, the Company intends to expand its current network of resellers. The Company expects that it will require cash to finance purchases of inventory to satisfy anticipated increased sales as the Company's products achieve market acceptance.


Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits.

         10.1 Fifth Amendment to Convertible Debenture Purchase Agreement dated June 30, 1998.

         27.1 Financial Data Schedule

    (b)  Reports on Form 8-K

         During the fiscal quarter ended June 30, 1998, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DISC, INC.

Dated August 14, 1998                  By: /s/ J. Richard Ellis
                                           --------------------
                                           J. Richard Ellis
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Dated August 14, 1998                  By: /s/ Henry Madrid
                                           --------------------
                                           Henry Madrid
                                           Vice President of Finance and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

                                INDEX TO EXHIBITS

  EXHIBIT
  NUMBER               DESCRIPTION
  -------              -----------
  10.1                Fifth Amendment to Convertible Debenture Purchase
                      Agreement dated June 30, 1998.


   27                  Financial Data Schedule