Form 10-Q
period 1998-09-30
DISC INC/CA
filed 1998-11-13
CIK 891788

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock as of October 31, 1998 was 3,695,434.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   DISC, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                                     SEPTEMBER 30,       DECEMBER 31,
                                                         1998                1997
                                                     -------------       ------------
ASSETS
Current assets:
   Cash                                              $    667,000        $    436,000
   Accounts receivable, net of allowance for
    doubtful accounts of $120,000 and $89,000           1,944,000           1,768,000
   Inventories                                          1,809,000           1,465,000
   Prepaids and deposits                                  100,000              73,000
                                                     ------------        ------------
      Total current assets                              4,520,000           3,742,000

Property and equipment, net                               438,000             402,000
                                                     ------------        ------------
                                                     $  4,958,000        $  4,144,000
                                                     ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $    981,000        $  1,332,000
   Borrowings under credit line                         1,511,000           1,338,000
   Other accrued liabilities                              363,000             324,000
   Accrued warranty                                        76,000              79,000
                                                     ------------        ------------

      Total current liabilities                         2,931,000           3,073,000
                                                     ============        ============

Shareholders' equity:
   Convertible Preferred Stock; no par value,
     10,000,000 shares authorized, 4,616,936 and
     3,395,304 shares issued and outstanding           14,637,000          12,742,000
   Common Stock; no par value, 20,000,000 shares
     authorized; 3,695,434 and 3,334,323 shares
     issued and outstanding                            12,053,000          11,053,000
   Accumulated deficit                                (24,663,000)        (22,724,000)
                                                     ------------        ------------
      Total shareholders' equity (deficit)              2,027,000           1,071,000
                                                     ------------        ------------
                                                     $  4,958,000        $  4,144,000
                                                     ============        ============

       See the accompanying condensed notes to these Financial Statements.

                                   DISC, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                               Three months ended                   Nine months ended
                                                   September 30                        September 30
                                              1998              1997              1998              1997
                                          -----------       -----------       -----------       -----------
Net sales                                 $ 2,311,000       $ 2,306,000       $ 6,372,000       $ 6,153,000
                                          -----------       -----------       -----------       -----------
Costs and expenses:
   Cost of sales                            1,716,000         1,717,000         4,973,000         4,742,000
   Research and development                   340,000           381,000           992,000         1,039,000
   Marketing and sales                        482,000           522,000         1,490,000         1,511,000
   General and administrative                 251,000           218,000           764,000           688,000
                                          -----------       -----------       -----------       -----------
        Total costs and expenses            2,789,000         2,838,000         8,219,000         7,980,000
                                          -----------       -----------       -----------       -----------

Loss from operations                         (478,000)         (532,000)       (1,847,000)       (1,827,000)
Interest and other expense, net               (31,000)          (33,000)          (92,000)          (87,000)
                                          -----------       -----------       -----------       -----------
Net loss                                  $  (509,000)      $  (565,000)      $(1,939,000)      $(1,914,000)
                                          ===========       ===========       ===========       ===========

Net loss per share, basic and
 fully diluted                            $     (0.15)      $     (0.17)      $     (0.58)      $     (0.58)
                                          ===========       ===========       ===========       ===========

Weighted average common shares
 for basic and diluted net loss
 per share calculation                      3,334,000         3,380,000         3,334,000         3,322,000
                                          ===========       ===========       ===========       ===========

       See the accompanying condensed notes to these Financial Statements.

                                   DISC, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                         1998                1997
                                                     -------------       ------------
Cash flows from operating activities:
   Net loss                                          $ (1,939,000)       $ (1,914,000)
   Adjustments to reconcile net loss to cash
    used in operating activities:
      Depreciation expense                                198,000             145,000
   Changes in assets and liabilities:
      Accounts receivable                                (176,000)            (27,000)
      Inventories                                        (344,000)            190,000
      Prepaids and deposits                               (27,000)           (125,000)
      Accounts payable                                   (351,000)           (366,000)
      Accrued liabilities                                  39,000             119,000
      Accrued warranty                                     (3,000)            (16,000)
                                                     -------------       ------------

Cash used in operating activities                      (2,603,000)         (1,994,000)
                                                     -------------       ------------

Cash flows used in investing activities
  for capital expenditures                               (234,000)            (94,000)
                                                     -------------       ------------

Cash flows from financing activities:
   Borrowing under bank line of credit                    173,000             169,000
   Proceeds from issuance of Common Stock               - - - -               128,000
   Proceeds from issuance of Preferred Stock            2,895,000           1,700,000
                                                     -------------       ------------

Cash provided by financing activities                   3,068,000           1,997,000
                                                     -------------       ------------

Net increase (decrease) in cash                           231,000             (91,000)
Cash at beginning of period                               436,000             305,000
                                                     -------------       ------------
Cash at end of period                                $    667,000        $    214,000
                                                     ============        ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest          $     90,000        $     87,000
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

NOTE 2 - INVENTORIES

The components of inventory were as follows:

                                               SEPTEMBER 30,   DECEMBER 31,
                                                    1998           1997
                                                -----------    -----------
Purchased component parts and subassemblies     $ 1,164,000    $ 1,052,000
Work in process                                     447,000        382,000
Finished goods                                      198,000         31,000
                                                -----------    -----------
                                                $ 1,809,000    $ 1,465,000
                                                ===========    ===========

NOTE 3 - RELATED PARTY TRANSACTIONS

In February 1998, the Company sold $1,400,000 of Preferred Stock to its largest investor. The Company issued 1,320,755 shares of Series O Preferred Stock at $1.06 per share in connection with such sale of Preferred Stock. In addition, holders of Series O Preferred Stock received 330,188 Common Stock Purchase Warrants.

In March, June and September 1998, the Company received $300,000, $695,000 and $500,000, respectively, through the issuance of subordinated convertible debentures under its 1996 agreement (the "Agreement"), as amended, with its largest shareholder. In accordance with the Agreement such debentures were converted into Preferred Stock on the last day of the quarter in which the debentures were issued. The conversion price of the debentures was 85% of the lower of the average closing price of the Company's Common Stock for the five trading days ended three days prior to the end of the quarter or the closing bid price on the last day of the quarter in which the convertible debentures are issued.

In July 1998, 111,111shares of Series D Preferred Stock and 125,000 shares of Series E Preferred Stock were converted into 236,111 shares of the Company's Common Stock and 12,500 shares of Series G Preferred Stock were converted into 125,000 shares of the Company's Common Stock.

NOTE 4 - NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Options and warrants to purchase shares, and Convertible Preferred Stock outstanding were not included in the computation of diluted net loss per share, as their effect was antidilutive for the periods presented. Therefore, both the basic and diluted net loss per share computations resulted in the same number and there were no reconciling items.

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

Results of Operations

For the three and nine months ended September 30, 1998, the Company had sales of $2,311,000 and $6,372,000, respectively, compared to sales of $2,306,000 and $6,153,000 for the three and nine month periods ended September 30, 1997. These increases were primarily due to sales to an expanded customer base. Management believes, however, that the sales increase was limited by the continued Asian market softness. In addition, several customers that were expected to place large orders in the third quarter of 1998, deferred their purchasing decisions into the fourth quarter. The general sales cycles for distribution of the Company's products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for Value Added Resellers and small System Integrators and from one to two years for Original Equipment Manufacturers, Product Integrators and large System Integrators.

Cost of sales, as a percentage of sales, was 74% and 78% for the three and nine month periods ended September 30, 1998, as compared to 74% and 77% for the comparable 1997 periods. The Company's relatively low gross margins reflect the Company's low levels of net sales, which have resulted in unabsorbed manufacturing costs and high costs of materials due to the inability to achieve purchasing economies of scale. The Company expects that, as product sales continue to increase, costs of sales per unit of product will decrease because fixed manufacturing costs will be distributed over the larger sales volume, and material costs will decrease as a result of volume purchases. The Company also expects that its recently introduced Orion Series of products will increase the Company's overall margins.

For the three and nine month periods ended September 30, 1998, research and development expenses were $340,000 and $992,000, respectively, compared to $381,000 and $1,039,000 for the comparable periods of 1997. These decreases were primarily due to a decrease in the expenses related to the Orion project, which was substantially complete by the end of the second quarter of 1998. The Company believes that research and development expenses will increase moderately in the fourth quarter of 1998 due to new projects currently under development.

Marketing and sales expenses were relatively flat at $482,000 and $1,490,000 for the three and nine month periods ended September 30, 1998 as compared to $522,000 and $1,511,000 for the comparable periods in 1997. The Company believes that marketing and sales expenses will increase moderately during the remainder of 1998 primarily related to increased direct selling expenses due to an expected increase in sales.

General and administrative expenses were $251,000 and $764,000 for the three and nine month periods ended September 30, 1998, compared to $218,000 and $688,000 for the comparable periods in 1997. The increase is primarily due to an increase in headcount. General and administrative expenses are expected to remain relatively constant in absolute terms during the remainder of 1998.

Liquidity and Capital Resources

During the nine month period ended September 30, 1998, the Company used $2,603,000 of cash in operations, primarily to fund operating losses. During the first nine months of 1998, the Company received $2,895,000 of equity financing from its largest investor.

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

Impact of Year 2000

Certain of the Company's business operations software programs were written using two digits rather than four to define the applicable year. As a result, those software programs are time-sensitive and recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including but not limited to, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has been informed by the vendor of the business operations software used by the Company that upgrades that will bring such software into Year 2000 compliance are available and will be provided to the Company under its existing software maintenance agreement. The Company expects to effect this upgrade of its internal business operations software by the end of the first quarter of 1999. The Company estimates that the cost of the conversion will be approximately $75,000.

The Company sells certain products that include various software applications. However, the Company believes that the software components of its products, which are self-contained software programs that run independently of external chronology, will not be significantly affected by the year 2000. The Company is also in the process of requesting assurance from its good and services providers that they are, or have programs in place to be, Year 2000 compliant. The Company's costs to date for its Year 2000 compliance program, excluding the salaries of its employees, has not been material. Although the Company has not completed its assessment, it does not currently believe that the future costs associated with its Year 2000 compliance program will be material.

The Company established a Year 2000 Steering Committee which reports directly to the President and Chief Executive Officer. The committee members include executive management and employees with expertise from various disciplines including, but not limited to, information technology, engineering, finance, customer service, sales, communications, facilities, procurement and human resources. The Committee is responsible for addressing Year 2000 issues associated with the Company's (1) business application systems including, but not limited to, the Company's customer service, operations and financial systems and end-user applications; (2) embedded systems, including equipment that operates such items as the Company's telecommunications and facilities, (3) software applications embedded in certain of the Company's products, (4) vendor and supplier relationships; and (5) contingency planning.

The Company currently believes that neither the software developed by it as part of its products, nor the software licensed by it for its internal use, will be materially affected by the year 2000. However, there can be no assurance that the Company's product software, its internal computer systems and networks or those of its key vendors, developers and distributors will not be affected by such Year 2000 issues, which could have a material adverse effect on the Company's business, operating results and financial condition.

The Company is currently unable to determine its most reasonably likely worst case Year 2000 scenario, as it has not identified and assessed all of its systems, particularly its non-IT systems. As the Company completes its identification and assessment of internal and third-party systems, it expects to develop contingency plans for various worst case scenarios. The Company expects to have such contingency plans in place by September 1999. A failure to address Year 2000 issues successfully could have a material adverse effect on the Company's business financial condition or results of operations.

Item 4. Submission of matters to a vote of Security Holders

The Company held its Annual Meeting of Shareholders on August 25, 1998. Matters voted upon at the meeting, and the number of shares cast for, against, or withheld were as follows:

1.   Election of Board of Directors.

                                                                                  ABSTENTIONS
                                                                                      AND
                                                 FOR             AGAINST        SHARES NOT VOTED
                                             ----------          -------        ----------------
Frank T. Connors                             10,330,389          19,996              661,798
Michael D. Kaufman                           10,330,389          19,996              661,798
F. Rigdon Currie                             10,330,389          19,996              661,798
Arch J. McGill                               10,330,389          19,996              661,798
Michael A. McManus, Jr.                      10,330,389          19,996              661,798
J. Richard Ellis                             10,330,389          19,996              661,798


2. To increase the authorized number of shares of Preferred Stock of the Company to 10,000,000.

                                                                        ABSTENTIONS
                                                                            AND
                                      FOR             AGAINST         SHARES NOT VOTED
                                   ----------          -------        ----------------
                                   8,833,452          60,359             2,118,372


3. Approval of appointment of Pricewaterhouse Coopers LLP as independent auditors for fiscal 1998.

                                                                        ABSTENTIONS
                                                                            AND
                                       FOR            AGAINST         SHARES NOT VOTED
                                   ----------          -------        ----------------
                                   10,340,485          9,900               661,798


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          3.1   Certificate of Determination of Series O Preferred Stock, as filed, March 31, 1998.
          3.2   Certificate of Determination of Series P Preferred Stock, as filed, October 9, 1998.
          3.3   Certificate of Determination of Series Q Preferred Stock, as filed, October 9, 1998.

          10.2  Fifth Amendment to Convertible Debenture Purchase Agreement dated, September 25, 1998.

          27.1  Financial Data Schedule

     (b)  Reports on Form 8-K

     During the fiscal quarter ended September 30, 1998, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DISC, INC.

Dated November 14, 1998                 By: /s/ J. Richard Ellis
                                           -------------------------------------
                                           J. Richard Ellis
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Dated November 14, 1998                 By: /s/ Henry Madrid
                                           -------------------------------------
                                           Henry Madrid
                                           Vice President of Finance and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------
  3.1         Certificate of Determination of Series O Preferred Stock, as filed, March 31, 1998.
  3.2         Certificate of Determination of Series P Preferred Stock, as filed, October 9, 1998.
  3.3         Certificate of Determination of Series Q Preferred Stock, as filed, October 9, 1998.
 10.2         Fifth Amendment to Convertible Debenture Purchase Agreement dated, September 25, 1998.
 27.1         Financial Data Schedule