Form 10-K
period 1998-12-31
DISC INC/CA
filed 1999-04-15
CIK 891788

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to _______________

                         Commission file number 1-11578

                                   DISC, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

               California                                77-0129625
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

   372 Turquoise Street, Milpitas, CA                       95035
(Address of Principal Executive Offices)                 (Zip Code)

       Registrant's telephone number, including area code: (408) 934-7000

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                                Name of Each Exchange on Which Registered
-------------------                                -----------------------------------------
Common Stock, no par value                                        None
Warrants, each to purchase one
share of Common Stock

                                ----------------

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock as of March 25, 1999 as quoted on the NASDAQ Small-Cap Market, was approximately $4,760,000.

     The number of outstanding shares of the registrant's Common Stock as of March 25, 1999 was 3,695,434.

                                   DISC, INC.
                                    FORM 10-K
                                      INDEX

                                                                                           PAGE
                                                                                           ----

PART I.......................................................................................3

  ITEM 1. BUSINESS...........................................................................3

  ITEM 2.  PROPERTIES........................................................................7

  ITEM 3.  LEGAL PROCEEDINGS.................................................................7

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................7

PART II......................................................................................7

  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............7

  ITEM 6.  SELECTED FINANCIAL DATA...........................................................8

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS.......................................................................8

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................11

  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE......................................................................11

PART III....................................................................................12

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................12

  ITEM 11.  EXECUTIVE COMPENSATION..........................................................13

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................16

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................17

PART IV.....................................................................................19

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................19

                                     PART I

INTRODUCTORY NOTE

    This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements are subject to the safe harbors created thereby. These forward-looking statements include (i) the existence and development of the Company's technical and manufacturing capabilities, (ii) anticipated competition, (iii) potential future growth in revenues and income,
(iv) potential future decreases in costs, and (v) the need for, and availability of, additional financing. For this purpose, any statements contained in this Annual Report on Form 10-K except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate" or "continue", or the negative or other variations thereof, or comparable terminology are intended to identify forward-looking statements.

    The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, regarding the Company's business, which involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements (see "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" on page 6 and "ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"). In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

ITEM 1. BUSINESS.

GENERAL

    DISC, Inc. ("DISC" or the "Company") was incorporated under the laws of the State of California in 1986. The Company operates in one business segment, the computer mass storage system business. The Company designs, manufactures, and markets a family of high-end computer mass storage systems which use 5.25 inch rewritable, magneto optical disks (MO) and CD-ROM disks. The Company believes it is the only supplier of information storage products currently offering a range of storage capacities up to 5.2 terabytes in the 5.25 inch optical disk libraries and up to 1,470 CD-ROM platters.

PRODUCTS

    The Company's products consist of a family of optical disk storage libraries based on the 5.25 inch Magneto optical or CD media. Their capabilities cover the spectrum of high performance, transaction-oriented information systems such as archival storage, imaging, COLD, network file servers and video/multimedia servers.

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

The Company is currently shipping four different sizes of frames for the arrays, to allow for different sized applications in the user's operation. The 5.25 inch optical disk libraries range from 130 to over 1,050 Magneto optical disks stored and up to 32 optical drives. The CD-ROM libraries range in capacity from 300 CDs to 1400 CDs and can handle up to 48 CD-ROM readers. List prices for the Company's products range from approximately $40,000 to $140,000, not including the costs of media.

    All of the Company's products have been designed to meet high duty cycles while achieving high levels of reliability and ease of serviceability.

MARKETING AND SALES

    Applications for the Company's products include federal and local government and military applications and insurance, banking, legal, entertainment and medical applications on a worldwide basis. Sales of the Company's initial product line commenced in 1991 and have been primarily to distributors, value added resellers (VARs), original equipment manufacturers (OEMs) and system integrators (SIs), who combine DISC libraries with software and/or other products and resell the combination to the end-user or other members of the supply channel.

    The Company's products are installed and serviced by an international network of maintenance technicians from Tab Products Co. or Anacomp Inc. Technical assistance and second level support is provided by the Company's support staff located in Milpitas, California.

    The Company's sales offices are located in Milpitas, California; Boston, Massachusetts; Washington, District of Columbia and Dallas, Texas. The Company's sales staff currently consists of five professional salespersons. In addition, the Company has an independent sales representative located in Crowborough, East Sussex, England.

    The Company has not experienced, and does not expect, seasonality in the sales of the Company's products in any material respect.

COMPETITION

    The computer information storage industry is highly competitive and price erosion is typical over the life of a product. The Company's products compete directly with other data storage products, including optical media, magnetic tape cartridges and magnetic disk subsystems. The Company's competitors include Hewlett-Packard Co., Storage Technology Corporation, ATG/Cygnet and Plasmon. Other companies, including computer manufacturers and other peripheral manufacturers, could enter the market at any time. Such competitors may compete with the Company's products with lower prices for similar products or by introducing new products which provide greater storage capacity, faster access time or other improved features, any of which could reduce demand for the Company's products or require the Company to reduce its prices. Such competition could have a materially adverse effect on the Company's results of operations. Many of the Company's competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company, as well as significant market shares and installed customer bases in certain market areas addressed by the Company. As a result, the Company may not have the ability to keep pace with rapid technological advances to the same extent as its competitors.

    However, the Company maintains an active program of research and development in an effort to keep pace with potential competition.

    The principal market requirements for the Company's products are large storage capacity, high recording speeds, reliability, compact physical size and low cost per megabyte of storage. While desired capabilities generally vary by product family and end user application, the Company believes that, because of its modular design, easy scalability, high performance and reliability, DISC products will compete favorably with respect to the requirements of the secondary mass data storage market.

    Further discussion relating to the competitive conditions in the computer mass storage system industry and the Company's competitive position in the marketplace may be found in "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" under the heading "HIGHLY COMPETITIVE INDUSTRY".

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

RESEARCH AND DEVELOPMENT

    The Company has an active program of research and development consisting of eight full-time employees in the areas of mechanical and electrical engineering and software design. The Company's research and development activities include robotics design and mass storage drive and technology design and development. The Company expended $1,290,000, $1,439,000 and $1,297,000 on research and development for the years ended December 31, 1998, 1997 and 1996, respectively. The Company has completed its major development efforts with respect to its 5.25 inch optical and CD products. The Company intends to continue to expand its research and development activities in order to conduct on-going development of existing products and to develop new products similar to its current products.

BACKLOG

    The Company's backlog at December 31, 1998 was approximately $300,000 as compared to a backlog of approximately $479,000 at December 31, 1997. The Company includes in backlog only orders for products which are believed to be firm and which are due to be shipped within 12 months. The Company includes in backlog orders which may be canceled by customers upon payment of cancellation charges which vary depending on the scheduled shipment date of the order. Because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual revenues for any specific future period. Although the Company has never experienced material cancellation problems, no assurance can be given that the Company will continue to avoid cancellation problems in the future.

PATENTS AND OTHER INTELLECTUAL PROPERTY

    The Company has received U.S. patents covering various aspects of its technology, including its overall system design. There can be no assurance that any subsequent patent applications will be granted. The Company believes that ownership of such patents is an important factor in its business and its success does depend in part on the ownership thereof. However, the Company believes that the improvement of its existing products, reliance upon trade secrets and copyrights and on unpatented proprietary know-how and innovation in the development of new products are generally as important as patent protection in establishing and maintaining the Company's technological advantage. The Company believes that the value of its products is partly dependent upon its proprietary confidentiality and invention assignment agreements with its employees. While the Company believes that copyright and trade secret laws should afford adequate protection of its proprietary technology, there can be no assurance that the Company's proprietary technology will remain a trade secret or that others will not develop a similar technology and use such a technology to compete with the Company. Such competition could have a material adverse effect on the Company. In addition, policing unauthorized use of the Company's technology, particularly in foreign countries, may be difficult. The Company has not received claims from third parties alleging that the Company's products infringe the proprietary rights of third parties, or seeking indemnification against such infringements and knows of no basis for any such claims. However, there can be no assurance that such claims will not be made in the future. Such claims, if asserted, may involve costly and protracted litigation and there can be no assurance that the Company would be able to obtain licenses from third parties on commercially reasonable terms.

ENVIRONMENTAL LAWS

    Compliance with U.S. federal, state and local laws enacted for the protection of the environment has to date had no material effect upon the Company's capital expenditures, earnings or competitive position. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the thrust of such laws, no assurance can be given that such laws, or any future laws enacted for the protection of the environment, will not have a material adverse effect on the Company.

EMPLOYEES

    As of February 15, 1999, the Company employed 54 people on a full-time basis, including 7 employees in administration and accounting, 8 employees in marketing and sales, 8 employees in engineering, 22 employees in manufacturing, 2 employees in quality assurance and 7 employees in customer support. The Company's future success is dependent, in part, on its continued ability to attract, retain and motivate highly skilled personnel. The Company believes that its relations with all employees are satisfactory. None of the employees are covered by a collective bargaining agreement.

OTHER MATTERS

    No single customer accounted for 10% or more of the Company's total revenue in 1998, 1997 or 1996.

    No material portion of the Company's business is subject to renegotiation of profits or contract termination at the election of the United States government.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    The Company's future operating results, and stock price, may be affected by a number of factors that could cause actual results to differ materially from those stated herein. These factors include the following:

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

    HIGHLY COMPETITIVE INDUSTRY. The Company's products compete with those offered by larger companies which possess substantially greater financial, technical and marketing resources than those of the Company. Competition from computer companies and others diversifying into the field is expected to increase as the market develops. The Company may face substantial competition from new entrants in the industry and from established and emerging companies in related industries. There is no assurance that the Company will not experience increased competition in the future from these or other companies which would adversely affect the Company's ability to successfully market its products.

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

    HISTORY OF LOSSES AND EXPECTATIONS OF FUTURE LOSSES; NEED FOR ADDITIONAL FINANCING. The Company has experienced significant operating losses since its inception, and as of December 31, 1998 had an accumulated deficit of $24,959,000. The Company expects to continue to incur net losses for the foreseeable future, and the Company's ability to sustain its operations for a significant period after December 31, 1999 will depend on the Company's ability to significantly increase sales or raise significant additional debt or equity financing. There can be no assurance that the Company will be able to increase sales or that additional financing will be available on acceptable terms, or at all.

ITEM 2.  PROPERTIES.

    The Company's executive offices and engineering/manufacturing operations are located in approximately 17,000 square feet of space in Milpitas, California. The Company leases the facility pursuant to a lease which will expire on October 31, 2000. The Company believes that this facility will be sufficient to support operations for the foreseeable future. However, the Company believes that, if necessary, additional space will be available in the area to house the Company's operations.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is not party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock is traded on the NASDAQ Small Cap Market under the symbol DCSR. The high and low sales prices set forth below are as reported by the NASDAQ Small Cap Market System.

                                                           1998                   1997
                                                    -----------------       ---------------
                                                     HIGH      LOW          HIGH       LOW
                                                    ------     ------       ----      -----
             First quarter ended March 31           $1.75      $0.875       $5.25     $3.531
             Second quarter ended June 30            1.063      0.313        4.203     1.938
             Third quarter ended September 30        1.281      0.50         3.625     2.25
             Fourth quarter ended December 31        1.063      0.25         3.00      0.875
                                                     -----     ------       ------    ------

    As of March 24, 1999, according to the records of the Company's transfer agent, the Company had approximately 50 shareholders of record. Because many of the Company's shares are held by brokers and other institutions on behalf of stockholders, the number of record holders is not necessarily indicative of the total number of stockholders. As of July 6, 1998 (the record date for the 1998 annual meeting of the Company), the Company had over 500 shareholders, and the Company believes that it presently has over 400 shareholders. The Company has never paid cash dividends and has no present plans to pay dividends. See "LIQUIDITY AND CAPITAL RESOURCES" in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Note 5 of Notes to Financial Statements regarding dividend requirements on the Convertible Preferred Stock.

    See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of equity securities sold by the Company during the last fiscal year that were not registered under the Securities Act. The sales of preferred stock and convertible debentures during the last fiscal year were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transaction.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected financial information has been derived from the audited financial statements of the Company. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the financial statements and related notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

(In thousands, except per share amounts)

          FOR THE YEARS ENDED DECEMBER 31,           1998            1997            1996             1995           1994
-----------------------------------------------     -------         -------         -------         -------         -------
Net sales                                           $ 9,145         $ 8,655         $ 7,761         $ 6,605         $ 4,326
Cost of sales                                         6,924           6,704           6,549           5,478           3,727
Research and development                              1,290           1,439           1,297           1,336           1,414
Marketing and sales                                   2,011           1,960           2,155           1,295           1,146
General and administrative                            1,030             924             984           1,195             962
                                                    -------         -------         -------         -------         -------
Loss from operations                                 (2,110)         (2,372)         (3,224)         (2,699)         (2,923)
Interest and other expense, net                        (125)           (117)           (118)           (127)            (22)
                                                    -------         -------         -------         -------         -------
Net loss                                            $(2,235)        $(2,489)        $(3,342)         (2,826)        $(2,945)
                                                    -------         -------         -------         -------         -------
Basic and diluted net loss per share                $ (0.64)        $ (0.75)        $ (1.08)        $ (0.94)        $ (0.99)
Weighted average common shares for basic and
diluted net loss per share calculation                3,515           3,308           3,106           3,005           2,963
                                                    =======         =======         =======         =======         =======



                     AT DECEMBER 31,                 1998          1997          1996          1995          1994
--------------------------------------------        ------        ------        ------        ------        ------
Working capital                                     $1,611        $  689        $  691        $  567        $  264
Total assets                                         4,970         4,144         4,110         3,781         2,675
Long-term obligations, excluding current                --            --            --            --            43
portion
Mandatorily Redeemable Convertible Preferred            --            --            --            --         2,089
Stock
Shareholders' equity (deficit)                      $2,041        $1,071        $1,132        $1,004       $(1,501)
                                                    ------        ------        ------        ------        ------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This section and other parts of this Annual Report on Form 10-K contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements are subject to the safe harbors created thereby. See "INTRODUCTORY NOTE" on page 3 hereof. Forward-looking statements involve risks and uncertainties, and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" in Item 1 above and elsewhere in this Annual Report on Form 10-K. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K. All information is based on the Company's fiscal calendar.

RESULTS OF OPERATIONS

    NET SALES. The Company had net sales of $9,145,000 in 1998, $8,655,000 in 1997 and $7,761,000 in 1996. Management believes that the increase in sales is due to an expanded customer base resulting from an increase in the Company's direct sales personnel. Management believes, however, that the sales increase was limited by the continued Asian Market softness. Although sales in the Pacific Rim have historically been less than ten percent of total revenue, the Company was expecting an increase in revenue from this geographic area. The general sales cycles for distribution of the Company's products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for Value Added Resellers (VAR) and small System Integrators and from one to two years for Original Equipment Manufacturers
(OEM), Product Integrators and large System Integrators.

    COST OF SALES. Cost of sales, as a percentage of sales, was approximately 76% in 1998, 77% in 1997 and 84% in 1996. The Company's relatively low gross margins reflect the Company's low sales volumes, which have resulted in unabsorbed manufacturing costs and high costs of materials due to the inability to achieve purchasing economies of scale due to low sales volume. The Company expects that, as product sales continue to increase, costs of sales per unit of product will decrease because fixed manufacturing costs will be distributed over the larger sales volume, and material costs will decrease as the result of volume purchases. The Company also expects that its recently introduced Orion Series of products will increase the Company's overall margins.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1,290,000 in 1998, $1,439,000 in 1997 and $1,297,000 in 1996. The primary reason for the decrease in expenses in 1998 as compared to 1997 were decreases in expenses related to the Orion project, which was substantially complete by the end of the second quarter of 1998. The primary reason for the increase in 1997 expenses as compared to 1996 was an increase in project material related to the Orion product line. The Company believes that research and development expenses will increase moderately in 1999 due to current projects under development.

    MARKETING AND SALES EXPENSES. Marketing and sales expenses were $2,011,000 in 1998, $1,960,000 in 1997 and $2,155,000 in 1996. The primary reason for the increase from 1997 to 1998 was the expansion of the Company's direct sales personnel. The decrease in 1997 as compared to 1996 was due to a reduction in marketing management headcount. Although expenses were relatively flat over the three year period ended December 31, 1998, the Company believes that in 1999 marketing and sales expenses will increase in connection with the Company's continued efforts to broaden market acceptance of its products.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1,030,000 in 1998, $924,000 in 1997 and $984,000 in 1996. The increase in expenses in 1998 as compared to 1997 was primarily due to a return to the employee headcount level of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

    During 1998, 1997 and 1996, the Company used $2,801,000, $2,530,000 and
$3,589,000, respectively, primarily to fund operating losses. In fiscal 1998, the Company raised $3,205,000 through the issuance of convertible preferred stocks. At December 31, 1998, the Company had a cash balance of approximately $828,000. In addition, the Company has a commitment from its largest investor to invest up to $1,000,000, if needed. The Company believes this committed future investment, together with borrowing from a credit line with a financial institution, which allows it to borrow the lesser of $2,000,000 or 80% of eligible receivables (see Note 4 to the Notes to Financial Statements for a further description of the credit line), and cash generated from operations, will be sufficient to meet its operating requirements at least through the end of 1999, although the Company anticipates that it will continue to incur net losses for the foreseeable future. The ability to sustain its operations for a significant period after December 31, 1999, will depend on the Company's ability to significantly increase sales or raise significant additional equity or debt financing on terms acceptable to the Company. There is no assurance that any of these conditions will be achieved. In particular, the Company expects to require increasing amounts of cash to finance the Company's efforts to increase sales, which the Company plans to achieve by increasing selling efforts to large system integrators and OEMs by hiring additional sales and sales support staff and by making evaluation units available. In addition, the Company intends to expand its current network of resellers. The Company may require cash to finance purchases of inventory to satisfy anticipated increased sales as the Company's products achieve market acceptance.

    Although the Company has not committed to make any material capital expenditures as of December 31, 1998, the budget for capital equipment expenditures for 1999 is approximately $300,000. The majority of these purchases are expected to be in the areas of process and molding tooling to reduce cost and improve producibility of the Company's products.

    The terms of the Series C Preferred Stock and outstanding warrants may limit the availability of financing for the Company, particularly equity financing. Holders of Series C Preferred Stock are entitled to receive cumulative dividends in the amount of approximately $112,000 per year. The Company has never paid cash dividends and has no present plans to pay dividends.

IMPACT OF YEAR 2000

    The Company is taking steps to prepare its internal systems for the year 2000 date change. Certain of the Company's business operations software programs were written using two digits rather than four to define the applicable year. As a result, those software programs are time-sensitive and recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including but not limited to, a temporary inability to sell or deliver products, process transactions, send invoices or engage in similar normal business activities and increased costs.

    The Company has been informed by the vendor of the business operations software used by the Company that upgrades that will bring such software into year 2000 compliance are available and will be provided to the Company under its existing software maintenance agreement. The Company expects to effect this upgrade of its internal business operations software by the end of the second quarter of 1999. The Company estimates that the cost of the conversion will be approximately $75,000. Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the year 2000, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third party software, third party hardware that contains embedded software and the Company's own software products.

    The Company sells certain products that include various software applications, and the Company intends to distribute software designed to remediate potential year 2000 problems for certain of its older products. However, the Company believes that the software components of its products, which are self-contained software programs that run independently of external chronology, will not be significantly affected by the year 2000 issues. There can be no assurance, however, that the Company's current products and software will be year 2000 ready in all environments or that any remedial software will adequately address year 2000 problems. The Company is also in the process of requesting assurance from its goods and services providers that they are, or have programs in place to be, year 2000 compliant. The Company's costs to date for its year 2000 compliance program, excluding the salaries of the employees, has not been material. Although the Company has not completed its assessment, it does not currently believe that the future costs associated with its year 2000 compliance program will be material.

    The Company established a Year 2000 Steering Committee which reports directly to the President and Chief Executive Officer. The committee members include executive management and employees with expertise from various disciplines including, but not limited to, information technology, engineering, finance, customer service, sales, communications, facilities, procurement and human resources. The Committee is responsible for addressing year 2000 issues associated with the Company's (1) business application systems including, but not limited to, the Company's customer service, operations and financial systems and end-user applications, (2) embedded systems, including equipment that operates such items as the Company's telecommunications and facilities, (3) software applications embedded in certain of the Company's products, (4) vendor and supplier relationships, and (5) contingency planning.

    The Company currently believes that neither the software developed by it as part of its products, nor the software licensed by it for its internal use, will be materially affected by the year 2000 issues. However, there can be no assurance that the Company's product software, its internal computer systems and networks or those of its key vendors, developers and distributors will not be affected by such year 2000 issues, which could have a material adverse effect on the Company's business, operating results and financial condition.

    The Company also has implemented a program to assess the possible effects on its operations of the year 2000 readiness of key suppliers and vendors and is in the process of receiving information concerning the suppliers' and vendors' year 2000 status. The Company's reliance on suppliers and vendors and, therefore, on the proper functioning of their information systems and software, means that their failure to address year 2000 issues could have a material effect on the Company's operations and financial results. The Company anticipates completing its assessment by the end of the third quarter of 1999. Based on the results of the assessment, the Company may identify alternative suppliers and vendors.

    The effect that the year 2000 will have on information technology spending patterns is uncertain at this time. The potential adverse consequences resulting from year 2000 concerns could include, among others, decreased spending on new information storage systems during 1999 as customers complete their year 2000 testing activities and delays in customer purchase decisions once customers have verified the year 2000 readiness of their information systems. The demand for the Company's products could be adversely affected in the event these patterns were to materialize, which could have an adverse effect on the Company's operating and financial results.

    Some commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues, and the Company is aware of a growing number of lawsuits relating to year 2000 issues. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it.

    The Company is currently unable to determine its most reasonably likely worst case year 2000 scenario, as it has not identified and assessed all of its systems, particularly its non-IT systems. As the Company completes its identification and assessment of internal and third-party systems, it expects to develop contingency plans for various worst case scenarios. The Company expects to have such contingency plans substantially in place by September 1999. A failure to address year 2000 issues successfully could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Company's financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14.(a)1 for a listing of financial statements provided in the section titled "Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    J. RICHARD ELLIS, 53, joined the Company as President and Chief Operating Officer in July 1994 and became Chief Executive Officer in January 1995. Mr. Ellis was appointed to the Board of Directors on July 13, 1994 and became Chairman of the Board of Directors in August 1996. From November 1993 to June 1994, Mr. Ellis worked as an independent management consultant. From June 1991 to October 1993, Mr. Ellis was employed by Cygnet Systems Inc. ("Cygnet"), a manufacturer of optical disk library units, as President and Chief Executive Officer. From December 1988 to May 1991, Mr. Ellis was employed by Cygnet as Vice President of Operations and then as Chief Operating Officer. In June 1993, Cygnet filed a voluntary petition of bankruptcy under Chapter 11 of the federal bankruptcy law. The plan of reorganization was approved and the bankruptcy proceedings terminated in October 1993.

    FRANK T. CONNORS, 65, has been Secretary of the Company since May 1990 and was Chairman of the Board of Directors of the Company from June 1988 to August 1996 and Chief Executive Officer of the Company from May 1990 to December 1994. From October 1994 until he retired in January 1999, Mr. Connors was Vice Chairman of the Board of Directors and President of the Direc-to-Phone subsidiary of STM Wireless, Inc., a publicly held manufacturer of satellite communication networks.

    MICHAEL D. KAUFMAN, 58, became a director of the Company in December 1988. Since October 1987, he has been the Managing General Partner of each of MK Global Ventures, MK Global Ventures II and MK GVD Fund, Palo Alto, California, venture capital firms specializing in early-stage and start-up financing of high technology companies. From August 1981 until October 1987, Mr. Kaufman was General Partner and Special Limited Partner of Oak Investment Partners I, II, and III, venture capital firms, which also focused on the formation of high technology companies. Mr. Kaufman also serves on the Boards of Directors of Davox Corp., a telecommunications company, Hypermedia Communications, Inc., which publishes Newmedia magazine, a periodical dedicated to interactive multimedia technology, Syntellect Inc., a telecommunications company and Asante Technologies Inc., a networking company.

    F. RIGDON CURRIE, 68, became a director of the Company in December 1988. Since February 1988, he has been Special Limited Partner of MK Global Ventures II and MK GVD Fund. Mr. Currie serves on the Boards of Directors of QMS Inc., a manufacturer of monochrome and color laser printers, and several private companies.

    ARCH J. MCGILL, 66, became a director of the Company in August 1993. Since October 1985, he has been President of Chardonnay, Inc., a venture capital investment and executive business advisory services company. From March 1983 to October 1985, Mr. McGill was President and Chief Executive Officer of Rothchild Ventures, Inc., a venture capital fund. From January 1981 to March 1983, Mr. McGill was President of AIS/American Bell, a subsidiary of AT&T. Mr. McGill serves on the Boards of Directors of Apertus Technologies, Inc., a data networking company, and Employee Benefit Plans, Inc., a managed health-care company.

    MICHAEL A. MCMANUS, JR., 56, became a director of the Company in August 1993. He is presently the President and CEO of Misonix Inc., a medical device company. From November 1991 to March 1998, he was President and Chief Executive Officer of New York Bancorp, Inc., the holding company for Home Federal Savings Bank. From July 1990 to October 1991, Mr. McManus was President and Chief Executive Officer of Jancor Pharmaceuticals, Inc., a pharmaceutical company. From July 1986 to July 1990, Mr. McManus was Vice President, Business Planning & Development for the Consumer Division of Pfizer, Inc., a health-care company.

    HENRY MADRID, 42, joined the Company as Vice President of Finance and Chief Financial Officer in January 1990. From July 1987 to December 1989, Mr. Madrid was employed by Zentec Corporation, a manufacturer of computer terminals, as Controller and later Vice President, Finance. From August 1979 to May 1987, Mr. Madrid was employed by Price Waterhouse, San Jose, California, in various positions, the last of which was as a manager in the Audit Department. Mr. Madrid is a Certified Public Accountant.

    RONALD F. REYNOLDS, 61, joined the Company in February 1996, as Vice President of Sales. From March 1995 to February 1996, Mr. Reynolds was an independent consultant for start-up companies. From December 1992 to February 1995, Mr. Reynolds served as Vice President of Sales for the Lago Division of Storage Tek, a manufacturer of storage products for the Unix marketplace. From January 1988 to November 1992, Mr. Reynolds was Chief Executive Officer of Century Financial, a leasing and consulting company for computer related products.

    BRIAN IRVINE, 53, joined the Company in April 1990, and has held various engineering positions in the Company including Director of Engineering, before being promoted to Vice President of Engineering in December 1997.

    ROBERT CELLUCCI, 56, joined the Company in February 1998 as the Vice President of Operations. Prior to joining the Company, from 1994 to August 1997, Mr. Cellucci served as the Vice President of Operations at Ion Systems, a manufacturer of static control equipment and systems, and from September 1997 to January 1998 served as Manufacturing and Materials consultant for Cyberdent, a dental equipment start-up.

    There are no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

    Based upon its review of the copies of reporting forms furnished to the Company, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, applicable to its directors, officers, and any persons holding ten percent or more of the Company's Common Stock with respect to the Company's fiscal year ended December 31, 1998, were satisfied with the exception of those required due to the option repricing as discussed on page 15.

ITEM 11.  EXECUTIVE COMPENSATION.

    The following Summary Compensation Table shows compensation paid by the Company for services rendered during fiscal years 1998, 1997 and 1996 to the person who was the Company's Chief Executive Officer and the other executive officers of the Company who received salary and bonus compensation which exceeded $100,000 in fiscal year 1998.

                           SUMMARY COMPENSATION TABLE


                                                      ANNUAL COMPENSATION          LONG-TERM COMPENSATION
                                                      -------------------          ----------------------
                                                                                                  ALL OTHER
    NAME AND PRINCIPAL POSITION                       YEAR       SALARY($)     OPTIONS(1)       COMPENSATION($)
    ---------------------------                       ----       ---------     ----------       ------------
J. Richard Ellis                                      1998        157,000        225,000+          1,000(2)
   President and Chief Executive  Officer             1997        152,000         75,000           1,000(2)
                                                      1996        152,000         50,000           1,000(2)
                                                                  -------        -------           -------

Henry Madrid                                          1998        115,000         50,000+          1,000(2)
  Vice President, Finance and                         1997        108,000         50,000           1,000(2)
  Chief Financial Officer                             1996        110,000             --           1,000(2)
                                                                  -------        -------           -------

Ronald F. Reynolds                                    1998        143,000        145,000+          1,000(2)
   Sr. Vice President, Sales and Marketing(3)         1997        141,000         45,000           1,000(2)
                                                      1996        118,000        100,000           1,000(2)
                                                                  -------        -------           -------

Brian Irvine                                          1998        109,000         65,000+          1,000(2)
   Vice President, Engineering                        1997         99,000         50,000           1,000(2)
                                                      1996         91,000          5,000           1,000(2)
                                                                  -------        -------           -------

+   Option grants reflect repricing of options previously granted pursuant to the Company's 1990 Stock Plan. See "COMPENSATION COMMITTEE REPORT ON OPTION REPRICING" in Item 11 for a further description of the option repricing.

(1) Options are awarded pursuant to the Company's Stock Plan, which is administered by the Board of Directors. The Board of Directors determines the eligibility of employees and consultants, the number of shares to be granted and the terms of such grants.

(2) The amounts shown represent life insurance premiums paid by the Company.

(3) Mr. Reynolds joined the Company in February 1996.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                      POTENTIAL REALIZABLE VALUE AT
                                                                                                          ASSUMED ANNUAL RATES OF
                                                                                                       STOCK PRICE APPRECIATION FOR
                                            INDIVIDUAL GRANTS                                                  OPTION TERM
--------------------------------------------------------------------------------------------------------    -----------------------
                                   NUMBER OF          PERCENT OF
                                   SECURITIES       TOTAL OPTIONS
                                   UNDERLYING         GRANTED TO        EXERCISE OF
                                    OPTIONS          EMPLOYEES IN        BASE PRICE
             NAME                 GRANTED (#)        FISCAL YEAR           ($/SH)       EXPIRATION DATE        5%($)     10%($)
-------------------------------   -------------     --------------      ------------    ---------------       --------  ----------
J. Richard Ellis
   President and Chief               225,000(1)         25%               $0.75            May 2003          215,000     271,000
   Executive Officer

Henry Madrid
   Vice President, Finance            50,000(1)          5%               $0.75            May 2003           48,000      60,000
   and Chief Financial Officer

Ronald F. Reynolds
   Sr. Vice President, Sales         145,000(1)         16%               $0.75            May 2003          139,000     175,000
   and Marketing

Brian Irvine
   Vice President,                    65,000(1)          7%               $0.75            May 2003           62,000      79,000
   Engineering

-------------

(1) Option grants reflect repricing of options previously granted pursuant to the Company's 1990 Stock Plan. See "COMPENSATION COMMITTEE REPORT ON OPTION REPRICING" in Item 11 for a further description of the option repricing.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

    The following table provides information on the value of options exercised in fiscal 1998 and the value of unexercised in-the-money options held by the named executive officers as of December 31, 1998.

                                                   NUMBER OF SECURITIES
                        SHARES                          UNDERLYING              VALUE OF UNEXERCISED
                      ACQUIRED ON     VALUE          UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS AT
          NAME        EXERCISE (#)  REALIZED($)      AT DECEMBER 31, 1998         DECEMBER 31, 1998(1)
          ----        -----------   ----------    --------------------------   ---------------------------
                                                 EXERCISABLE  UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                                                 -----------  -------------   -----------   -------------
J. Richard Ellis            --          --           32,812          192,188          $ --          $ --
Henry Madrid                --          --            7,292           42,708            --            --
Ronald F. Reynolds          --          --           21,146          123,854            --            --
Brian Irvine                --          --            9,479           55,521            --            --

-------------

(1) Market value of underlying securities at year-end minus the exercise price of "in-the-money" options. The closing sale price for the Company's Common Stock as of December 31, 1998 on the NASDAQ Small Cap Market System was $0.375.

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

                           TEN-YEAR OPTION REPRICINGS

                                                                                                                   LENGTH OF
                                                       NUMBER OF                                                   ORIGINAL
                                                      SECURITIES    MARKET PRICE                                  OPTION TERM
                                                      UNDERLYING     OF STOCK       EXERCISE PRICE      NEW        REMAINING
                                                        OPTIONS      AT TIME OF       AT TIME OF      EXERCISE     AT DATE OF
           NAME                           DATE        REPRICED (#)  REPRICING ($)    REPRICING ($)    PRICE($)     REPRICING
-----------------------------------    ------------   ------------  -------------    -------------    --------    -----------
J. Richard Ellis, President and CEO    May 19, 1998      225,000        $0.75          1.578-6.25       $0.75      14-55 months
Henry Madrid, V.P. Finance and CFO     May 19, 1998       50,000        $0.75            1.578          $0.75        55 months
Ronald F. Reynolds, Sr. V.P., Sales    May 19, 1998      145,000        $0.75          1.578-5.38       $0.75      36-55 months
     and Marketing                     May 20, 1996       50,000        $3.88             4.25          $3.88        45 months
Brian Irvine, V.P. Engineering         May 19, 1998       65,000        $0.75          1.578-5.375      $0.75      27-55 months
                                       May 20, 1996        5,000        $3.88             5.00          $3.88        24 months

COMPENSATION COMMITTEE REPORT ON OPTION REPRICING

    On May 19, 1998, the Compensation Committee approved the repricing of 786,250 options granted pursuant to the Company's 1990 Stock Plan and 1995 Stock Option Plan for Non-Employee Directors, including an aggregate of 485,000 options granted to the named executive officers and an aggregate of 225,000 options granted to members of the Board of Directors. Such options had exercise prices ranging from $1.58 to $6.25. Such repricing was effected by a replacement grant of new options with an exercise price of $0.75 per share, and which, with respect to employees, had a new four-year vesting period. The vesting period for the new options for the non-employee directors remained unchanged.

    The Compensation Committee approved the repricing because it believes that equity interests are a significant factor in the Company's ability to attract and retain directors, executive officers and employees, by providing an incentive to all such personnel to devote their utmost effort and skill to the advancement and betterment of the Company by permitting them to participate in the success and increased value of the Company. The Compensation Committee repriced the options because subsequent to the grant of options under the 1990 Stock Plan and the 1995 Stock Option Plan For Non-Employee Directors, the price per share of the Company's Common Stock declined to approximately $1.00 as a result of unforeseen market factors. The Compensation Committee believed that, as a result of this sudden and large relative decline, the options so granted would not have the desired motivational effect on the optionees. Accordingly, the Compensation Committee approved the repricing as a means of ensuring that such optionees have a meaningful equity interest in the Company.

                                                      Respectfully submitted,
                                                      Frank T. Connors
                                                      Michael A. McManus Jr.
                                                      F. Rigdon Currie


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Frank T. Connors, Michael A. McManus, Jr. and F. Rigdon Currie comprised the Board's Compensation Committee during fiscal 1998. Mr. Connors has been Secretary of the Company since May 1990 and Chief Executive Officer of the Company from May 1990 to December 1994. Neither Mr. McManus nor Mr. Currie was during fiscal 1998 an officer or employee of the Company, and neither has been an officer or employee of the Company. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a discussion of certain relationships and transactions between Mr. Currie and the Company. During fiscal year 1998, no executive officer of the Company (i) served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on the Company's Compensation Committee, (ii) served as a director of another entity, one of whose executive officers served on the Company's Compensation Committee, or (iii) served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of March 31, 1999, as to (a) all directors, (b) the named executive officers identified in the Summary Compensation Table located at page 13, (c) all directors and executive officers as a group, and (d) each person known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities. Each share of the Company's Series C, Series D, Series E and Series I through Series O Preferred Stock is convertible into one share of Common Stock and is entitled to one vote per share. Each share of the Company's Series F Preferred Stock is convertible into two shares of Common Stock and is entitled to two votes per share. Each share of Series G, Series H and Series P through Series T Preferred Stock is convertible into ten shares of Common Stock and is entitled to ten votes per share. Because the Company's outstanding Preferred Stock votes together with and has the same rights to cumulative voting as the Common Stock, the number of shares held by each beneficial owner includes all shares of Common Stock and Preferred Stock on an as-if-converted basis, and "Percentage of Class" represents the total of the Company's Common and Preferred Stock, on an as-if-converted basis, issued and outstanding as of March 31, 1999. Except as otherwise indicated, the Company believes, based on information furnished by such owners, that the beneficial owners of the Common Stock and Preferred Stock have sole investment and voting power with respect to such shares, subject to applicable community property laws.

              NAME AND ADDRESS                   AMOUNT AND NATURE OF           PERCENT
             OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP         OF CLASS
             -------------------                  --------------------         --------
MK Global Ventures +                                     773,744(1)                6.0%

MK Global Ventures II +                                  913,982(2)                6.9%

MK GVD Fund +                                         11,711,211(3)               76.7%

Michael D. Kaufman +                                  13,443,937(4)               86.9%

Frank T. Connors ++                                      127,558(5)                1.0%

J. Richard Ellis ++                                       66,250(6)                *

F. Rigdon Currie ++                                       45,000(7)                *

Arch J. McGill ++                                         45,000(7)                *

Michael A. McManus, Jr. ++                                57,500(7)                *

Brian Irvine ++                                           20,230(8)                *

Ronald F. Reynolds ++                                     49,250(9)                *

Henry Madrid ++                                           43,161(10)               *

Directors and Executive                               13,910,386(11)              88.0%
  Officers as a group (ten (10) persons)

----------------
*   Less than 1%

+ The address of such beneficial owner is 2471 E. Bayshore Road, Palo Alto, CA 94303.

++ The address of such beneficial owner is c/o DISC, Inc., 372 Turquoise Street, Milpitas, CA 95035.

(1) According to a Schedule 13D filed with the Securities and Exchange Commission on January 29, 1999 by Michael D. Kaufman, MK Global Ventures beneficially owns 759,093 shares of Common Stock and 10,465 shares of Series C Preferred Stock. See the first paragraph of this Item 12 for a description of the conversion and voting rights with respect to the Series C Preferred Stock. Beneficial ownership also includes warrants for 4,186 shares of Common Stock exercisable on March 31, 1999 or within 60 days thereafter.

(2) According to a Schedule 13D filed with the Securities and Exchange Commission on January 29, 1999 by Michael D. Kaufman, MK Global Ventures II beneficially owns 310,462 shares of Common Stock, 361,831 shares of Series C Preferred Stock and 77,566 shares of Series I Preferred Stock. See the first paragraph of this Item 12 for a description of the conversion and voting rights with respect to the Series C and Series I Preferred Stock. Beneficial ownership also includes warrants for 164,123 shares of Common Stock exercisable on March 31, 1999 or within 60 days thereafter.

(3) According to a Schedule 13D filed with the Securities and Exchange Commission on January 29, 1999 by Michael D. Kaufman, MK GVD Fund beneficially owns 595,049 shares of Common Stock; 333,333 shares, or 75%, of the Series D Preferred Stock; 375,000 shares, or 75%, of the Series E Preferred Stock; 250,000 shares, or 100%, of the Series F Preferred Stock; 97,500 shares, or 89%, of the Series G Preferred Stock; 26,109 shares, or 100%, of the Series H Preferred Stock; 84,999 shares, or 54%, of the Series I Preferred Stock; 244,966 shares, or 100%, of the Series J Preferred Stock; 235,110 shares of the Series K Preferred Stock; 199,275 shares of the Series L Preferred Stock; 179,372 shares of the Series M Preferred Stock; 666,667 shares of the Series N Preferred Stock; 1,320,755 shares of the Series O Preferred Stock; 336,585 shares of the Series P Preferred Stock; 112,097 shares of the Series Q Preferred Stock; 86,207 shares of the Series R Preferred Stock; 96,875 shares of the Series S Preferred Stock; and 16,089 shares of the Series T Preferred Stock. See the first paragraph of this Item 12 for a description of the conversion and voting rights with respect to the different series of Preferred Stock. Beneficial ownership also includes warrants for 2,257,564 shares of Common Stock exercisable on March 31, 1999 or within 60 days thereafter.

(4) Includes Common Stock and Preferred Stock beneficially owned by MK Global Ventures, MK Global Ventures II and MK GVD Fund, as separately described in notes (1), (2) and (3) above. Mr. Kaufman is the managing general partner of each of those funds. Beneficial ownership also includes warrants for 2,425,873 shares of Common Stock exercisable on March 31, 1999 or within 60 days thereafter.

(5) Includes 70,000 shares of Common Stock issuable upon exercise of stock options exercisable on March 31, 1999 or within 60 days thereafter.

(6) Includes 77,083 shares of Common Stock issuable upon exercise of stock options exercisable on March 31, 1999 or within 60 days thereafter.

(7) Includes 45,000 shares of Common Stock issuable upon exercise of stock options exercisable on March 31, 1999 or within 60 days thereafter.

(8) Includes 16,250 shares of Common Stock issuable upon exercise of stock options exercisable on March 31, 1999 or within 60 days thereafter.

(9) Includes 18,750 shares of Common Stock issuable upon exercise of stock options exercisable on March 31, 1999 or within 60 days thereafter.

(10) Includes 12,500 shares of Common Stock issuable upon exercise of stock options exercisable on March 31, 1999 or within 60 days thereafter.

(11) Includes 350,459 shares of Common Stock issuable upon exercise of stock options and Warrants for 2,385,651 shares of Common Stock exercisable on March 31, 1999 or within 60 days thereafter.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

    On March 29, 1996, the Company entered into a Convertible Debenture Purchase Agreement with MK GVD Fund whereby MK

GVD Fund agreed to purchase an aggregate of $1,400,000 in principal amount of subordinated convertible debentures, each mandatorily convertible into shares of Preferred Stock and Warrants to purchase Common Stock at a conversion price based on the average closing price for the Common Stock for the five trading days ended three days prior to the conversion date. In December 1996, the agreement was amended to increase the amount to a total of $3,400,000 and the Conversion Price was changed to the closing bid price of the Company's Common Stock on the last day of the calendar quarter. In addition, MK GVD Fund assigned a portion of its obligations under the agreement to MK Global Ventures II. During the quarters ended June 30, September 30 and December 31, 1996, the Company issued $1,000,000, $700,000 and $730,000, respectively, in principal amount of such debentures. On June 30, September 30 and December 31, 1996 such debentures were converted by MK GVD Fund into 26,109, 89,499 and 244,966 shares of Series H, Series I and Series J Preferred Stock, respectively, and MK Global Ventures II converted into 77,566 shares of Series I Preferred Stock at $38.30, $4.19 and $2.98 for Series H, Series I and Series J Preferred Stock, respectively. In addition, MK GVD Fund received for Series H, Series I and Series J Preferred Stock warrants to purchase 65,272, 22,375 and 61,241 shares of Common Stock, respectively, at exercise prices of $4.85, $5.24 and $3.73 per share, respectively. MK Global Ventures II received with Series I Preferred Stock a warrant to purchase 19,291 shares of Common Stock at an exercise price of $5.24 per share.

    In April 1997, the Convertible Debenture Purchase Agreement was amended to increase to $4,430,000 the total principal amount of subordinated debentures which MK GVD Fund has agreed to purchase. During the quarters ended March 31, June 30, September 30 and December 31, 1997, the Company issued $750,000, $550,000, $400,000 and $600,000, respectively, in principal amount of such debentures to MK GVD Fund. On March 31, June 30, September 30 and December 31, 1997, such debentures were converted into 235,110, 199,275, 179,372 and 666,667 shares of Series K, Series L, Series M and Series N Preferred Stock, and warrants to purchase 58,777, 49,819, 44,843 and 166,666 shares of Common Stock, respectively, at exercise prices of $3.98, $3.45, $2.78 and $1.13, respectively. In December 1997, the agreement was further amended to increase to $4,730,000 the total principal amount of subordinated convertible debentures which MK GVD Fund has agreed to purchase.

    In February 1998, the Company sold 1,320,755 shares of Series O Preferred Stock and warrants to purchase 330,188 shares of Common Stock at an exercise price of $1.33 per share to MK GVD Fund for a total purchase price of $1,400,000.

    During the quarters ended March 31, June 30, September 30 and December 31, 1998, the Company issued $300,000, $695,000, $500,000 and $310,000, respectively, in principal amount of subordinated convertible debentures to MK GVD Fund. On March 31, June 30, September 30 and December 31, 1998, such debentures were converted into 36,585, 112,097, 86,207 and 96,875 shares of Series P, Series Q, Series R and Series S Preferred Stock, respectively, and warrants to purchase 91,462, 280,242, 215,517 and 242,187 shares of Common Stock, respectively, at exercise prices of $0.82, $0.78, $0.73 and $0.40, respectively. In December 1998, the Convertible Debenture Purchase Agreement was further amended to increase to $6,535,000 the total principal amount of subordinated convertible debentures which MK GVD Fund has agreed to purchase.

    During the quarter ended March 31, 1999, the Company issued $325,000 in principal amount of subordinated convertible debentures to MK GVD Fund. On March 31, 1999, such debentures were converted into 16,089 shares of the Series T Preferred Stock, and warrants to purchase 40,222 shares of Common Stock at an exercise price of $2.53.

    The above transactions were unanimously approved by the Board of Directors of the Company. Michael D. Kaufman, a director of the Company, is the managing general partner of MK GVD Fund, MK Global Ventures and MK Global Ventures II. F. Rigdon Currie, a director of the Company, was, and continues to be, special limited partner of MK GVD Fund and MK Global Ventures II. However, the Company believes that the terms and provisions of the above transactions were as fair to the Company as they could have been if made with unaffiliated third parties.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements.

    The Financial Statements of the Company as set forth under Item 8 of this Annual Report on Form 10-K are presented herein at the pages noted.

                                                                                      PAGE NUMBERS
                                                                                      ------------
                  Report of Independent Accountants                                        36

                  Balance Sheet - December 31, 1998 and 1997                               24

                  Statement of Operations - For the Three Years Ended                      25
                  December 31, 1998

                  Statement of Shareholders' Equity - For the Three                        26
                  Years Ended December 31, 1998

                  Statement of Cash Flows - For the Three Years Ended                      27
                  December 31, 1998

                  Notes to Financial Statements                                           28-34

    2.  Financial Statement Schedules.

    Financial Statement Schedules have been omitted because they are not required or applicable, or the information required to be set forth therein is included in the financial statements or notes thereto.

    3.  Exhibits.

    The Exhibits set forth below, and listed on the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

    EXHIBIT
    NUMBER                          DESCRIPTION
    ------      --------------------------------------------------------------

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


    EXHIBIT
    NUMBER                          DESCRIPTION
    ------      --------------------------------------------------------------

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

      3.12      Certificate of Determination of Preferences of Series K
                Preferred Stock, as filed with the California Secretary of State on August 15, 1997, incorporated herein by this reference to
                Exhibit 3.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

      3.13      Certificate of Determination of Preferences of Series L
                Preferred Stock, as filed with the California Secretary of State on August 15, 1997, incorporated herein by this reference to
                Exhibit 3.13 to the Company's 1997 Form 10-K.

      3.14      Certificate of Determination of Preferences of Series M
                Preferred Stock, as filed with the California Secretary of State on January 6, 1998, incorporated herein by this reference to
                Exhibit 3.14 to the Company's 1997 Form 10-K.

      3.15      Certificate of Determination of Preferences of Series N
                Preferred Stock, as filed with the California Secretary of State on January 7, 1998, incorporated herein by this reference to
                Exhibit 3.15 to the Company's 1997 Form 10-K.

      3.16      Certificate of Determination of Preferences of Series O
                Preferred Stock, as filed with the California Secretary of State on March 31, 1998, incorporated herein by this reference to
                Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 (the "1998 Third
                Quarter Form 10-Q").

      3.17      Certificate of Determination of Preferences of Series P
                Preferred Stock, as filed with the California Secretary of State on October 9, 1998, incorporated herein by this reference to
                Exhibit 3.2 to the Company's 1998 Third Quarter Form 10-Q.

      3.18      Certificate of Determination of Preferences of Series Q
                Preferred Stock, as filed with the California Secretary of State on October 9, 1998.

      3.19      Certificate of Determination of Preferences of Series R
                Preferred Stock, as filed with the California Secretary of State on January 12, 1999.


    EXHIBIT
    NUMBER                          DESCRIPTION
    ------      --------------------------------------------------------------

      3.20      Certificate of Determination of Preferences of Series S
                Preferred Stock, as filed with the California Secretary of State on January 12, 1999.

      3.21 Bylaws, incorporated herein by this reference to Exhibit 3.3 to the S-1 Registration Statement.

     10.1* DISC, Inc. 1990 Stock Option Plan, as amended (the "Plan"), incorporated by reference to Exhibit 10.1 to the S-1
                Registration Statement.

     10.2* Form of Stock Option Agreement for use with the Plan, incorporated herein by this reference to Exhibit 10.2 to the S-1
                Registration Statement.

     10.3* Form of Stock Bonus Agreement for use with the Plan, incorporated herein by this reference to Exhibit 10.3 to the S-1
                Registration Statement.

     10.4* Form of Stock Purchase Agreement for use with the Plan, incorporated herein by this reference to Exhibit 10.4 to the S-1
                Registration Statement.

     10.5*      DISC, Inc. 1995 Stock Option Plan for Non-Employee Directors
                (the "Director Plan"), incorporated herein by this reference to
                Exhibit 10.5 to the Company's 1995 Form 10-K.

     10.6* Form of Stock Option Agreement for use with the Director Plan, incorporated herein by this reference to Exhibit 10.6 to the Company's 1995 Form 10-K.

     10.7* Form of Indemnification Agreement entered into by the Company and its executive officers and directors, incorporated by this reference to Exhibit 10.5 to the S-1 Registration Statement.

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


    EXHIBIT
    NUMBER                          DESCRIPTION
    ------      --------------------------------------------------------------

     10.17 Third Amendment to Convertible Debenture Purchase Agreement, dated December 31, 1997, incorporated herein by this reference to Exhibit 10.17 to the Company's 1997 Form 10-K.

     10.18 Amendment No. 2 to Loan Documents, dated January 13, 1998, incorporated herein by this reference to Exhibit 10.18 to the Company's 1997 Form 10-K.

     10.19      Series O Preferred Stock Purchase Agreement dated February 20,
                1998, incorporated herein by this reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (the "1998 First Quarter Form
                10-Q").

     10.20 Fourth Amendment to Convertible Debenture Purchase Agreement, dated March 27, 1998, incorporated herein by this reference to
                Exhibit 10.2 to the Company's 1998 First Quarter Form 10-Q.

     10.21 Fifth Amendment to Convertible Debenture Purchase Agreement, dated June 30, 1998, incorporated herein by this reference to
                Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

     10.22 Sixth Amendment to Convertible Debenture Purchase Agreement, dated September 25, 1998, incorporated herein by this reference to Exhibit 10.2 to the Company's 1988 Third Quarter Form 10-Q.

     10.23 Seventh Amendment to Convertible Debenture Purchase Agreement, dated December 30, 1998.

     23         Consent of PricewaterhouseCoopers LLP.

     25         Power of Attorney (included on Signature Page).

     27         Financial Data Schedule.

---------
* Indicates management contract or compensatory plan or arrangement.

(b)     Reports on Form 8-K.

   No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April 1999.

                        DISC, Inc.

                        By   /s/ J. Richard Ellis
                             --------------------------------------
                             J. Richard Ellis
                             President and Chief Executive Officer

                                POWER OF ATTORNEY

    I, the undersigned director and officer of DISC, Inc., do hereby constitute and appoint our true and lawful attorney and agent with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto, and we do hereby ratify and confirm all that said attorney and agent, shall do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ J. Richard Ellis              President, Chief Executive Officer                April 14, 1999
  ------------------------------    and Chairman of the Board of
 (J. Richard Ellis)                 Directors (Principal Executive Officer)



  /s/ Henry Madrid                  Vice President of Finance                         April 14, 1999
  ------------------------------    and Chief Financial Officer
  (Henry Madrid)                   (Principal Financial and Accounting
                                    Officer)


  /s/ Frank T. Connors              Director                                          April 14, 1999
  ------------------------------
  (Frank T. Connors)

  /s/ F. Rigdon Currie              Director                                          April 14, 1999
  ------------------------------
  (F. Rigdon Currie)

  /s/ Michael D. Kaufman            Director                                          April 14, 1999
  ------------------------------
  (Michael D. Kaufman)

  /s/ Arch J. McGill                Director                                          April 14, 1999
  ------------------------------
  (Arch J. McGill)

  /s/ Michael A. McManus,           Director                                          April 14, 1999
  ------------------------------
  (Michael  A. McManus, Jr.)


                              FINANCIAL STATEMENTS

DISC, INC.
BALANCE SHEET

                                                                                                 DECEMBER 31,
                                                                                     ---------------------------------------
                                                                                          1998                       1997
                                                                                     ------------               ------------
                               ASSETS
Cash                                                                                 $    828,000               $    436,000
Accounts receivable, net                                                                2,097,000                  1,768,000
Inventories                                                                             1,512,000                  1,465,000
Prepaids and deposits                                                                     103,000                     73,000
                                                                                     ------------               ------------
        Total current assets                                                            4,540,000                  3,742,000

Property and equipment, net                                                               430,000                    402,000
                                                                                     ------------               ------------
                                                                                     $  4,970,000               $  4,144,000
                                                                                     ============               ============


                LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                                     $    772,000               $  1,332,000
Borrowings under credit line                                                            1,632,000                  1,338,000
Accrued expenses and other liabilities                                                    525,000                    403,000
                                                                                     ------------               ------------
        Total current liabilities                                                       2,929,000                  3,073,000


Shareholders' equity:
   Convertible Preferred Stock; no par value, 10,000,000 shares
      authorized; 4,799,212 and 3,395,304 shares issued and outstanding                14,647,000                 12,742,000

   Common Stock; no par value, 20,000,000 shares
      authorized; 3,695,434 and 3,334,323 shares issued and outstanding                12,353,000                 11,053,000
   Accumulated deficit                                                                (24,959,000)               (22,724,000)
                                                                                     ------------               ------------

        Total shareholders' equity                                                      2,041,000                  1,071,000
                                                                                     ------------               ------------
                                                                                     $  4,970,000               $  4,144,000
                                                                                     ============               ============

                 See accompanying notes to financial statements.

DISC, INC.
STATEMENT OF OPERATIONS


                                                                                     YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------------------------
                                                                   1998                       1997                       1996
                                                              ------------               ------------               ------------
Net sales                                                     $  9,145,000               $  8,655,000               $  7,761,000
                                                              ------------               ------------               ------------


Costs and expenses:
    Cost of sales                                                6,924,000                  6,704,000                  6,549,000
    Research and development                                     1,290,000                  1,439,000                  1,297,000
    Marketing and sales                                          2,011,000                  1,960,000                  2,155,000
    General and administrative                                   1,030,000                    924,000                    984,000
                                                              ------------               ------------               ------------


        Total costs and expenses                                11,255,000                 11,027,000                 10,985,000
                                                              ------------               ------------               ------------


Loss from operations                                            (2,110,000)                (2,372,000)                (3,224,000)
Interest and other expense, net                                   (125,000)                  (117,000)                  (118,000)
                                                              ------------               ------------               ------------


Net loss                                                      $ (2,235,000)              $ (2,489,000)              $ (3,342,000)
                                                              ------------               ------------               ------------


Basic and diluted net loss per share                          $      (0.64)              $      (0.75)              $      (1.08)
                                                              ------------               ------------               ------------


Weighted average common shares for
 basic and diluted net loss per share calculation                3,515,000                  3,308,000                  3,106,000
                                                              ------------               ------------               ------------





                 See accompanying notes to financial statements.

DISC, INC.
STATEMENT OF SHAREHOLDERS' EQUITY


                                          PREFERRED STOCK                       COMMON STOCK
                                      -----------------------------     ----------------------------    ACCUMULATED
                                       SHARES            AMOUNT           SHARES          AMOUNT           DEFICIT          TOTAL
                                      ------------     ------------     ------------    ------------    ------------   ------------
Balance at December 31, 1995             1,472,990     $  7,062,000        3,034,545    $ 10,835,000    $(16,893,000)  $  1,004,000

Exercise of Common Stock Options                --               --          244,987          90,000              --         90,000
Issuance of Series F Convertible
   Preferred Stock and Warrants
   for Common Stock, net                    93,750               --               --              --              --             --
Issuance of Series G Convertible
   Preferred Stock and Warrants
   for Common Stock, net                   110,000          950,000               --              --              --        950,000
Issuance of Series H Convertible
   Preferred Stock and Warrants
   for Common Stock, net                    26,109        1,000,000               --              --              --      1,000,000
Issuance of Series I Convertible
   Preferred Stock and Warrants
   for Common Stock, net                   167,065          700,000               --              --              --        700,000
Issuance of Series J Convertible
   Preferred Stock and Warrants
   for Common Stock, net                   244,966          730,000               --              --              --        730,000
Net loss for the period                         --               --               --              --      (3,342,000)    (3,342,000)
                                      ------------     ------------     ------------    ------------    ------------   ------------
Balance at December 31, 1996             2,114,880       10,442,000        3,279,532      10,925,000     (20,235,000)     1,132,000

Exercise of Common Stock Options                --               --           54,791         128,000              --        128,000
Issuance of Series K Convertible
   Preferred Stock and Warrants
   for Common Stock, net                   235,110          750,000               --              --              --        750,000
Issuance of Series L Convertible
   Preferred Stock and Warrants
   for Common Stock, net                   199,275          550,000               --              --              --        550,000
Issuance of Series M Convertible
   Preferred Stock and Warrants
   for Common Stock, net                   179,372          400,000               --              --              --        400,000
Issuance of Series N Convertible
   Preferred Stock and Warrants
   for Common Stock, net                   666,667          600,000               --              --              --        600,000
Net loss for the period                         --               --               --              --      (2,489,000)    (2,489,000)
                                      ------------     ------------     ------------    ------------    ------------   ------------
Balance at December 31, 1997             3,395,304       12,742,000        3,334,323      11,053,000     (22,724,000)     1,071,000

Conversion of Preferred Stock into
     Common Stock                         (248,611)      (1,000,000)         361,111       1,000,000              --             --
Issuance of Series O Convertible
   Preferred Stock and Warrants
   for Common Stock, net                 1,320,755        1,262,000               --        138,000               --      1,400,000
Issuance of Series P Convertible
   Preferred Stock and Warrants
   for Common Stock, net                    36,585          272,000               --          28,000              --        300,000
Issuance of Series Q Convertible
   Preferred Stock and Warrants
   for Common Stock, net                   112,097          632,000               --          63,000              --        695,000
Issuance of Series R Convertible
   Preferred Stock and Warrants
   for Common Stock, net                    86,207          456,000               --          44,000              --        500,000
Issuance of Series S Convertible
   Preferred Stock and Warrants
   for Common Stock, net                    96,875          283,000               --          27,000              --        310,000
Net loss for the period                         --               --               --              --      (2,235,000)    (2,235,000)
                                      ------------     ------------     ------------    ------------    ------------   ------------
Balance at December 31, 1998             4,799,212     $ 14,647,000        3,695,434    $ 12,353,000    $(24,959,000)  $  2,041,000
                                      ============     ============     ============    ============    ============   ============


                 See accompanying notes to financial statements.

DISC, INC.
STATEMENT OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------------------
                                                                        1998                  1997                  1996
                                                                    -----------           -----------           -----------
Cash flows from operating activities:
    Net loss                                                        $(2,235,000)          $(2,489,000)          $(3,342,000)
    Adjustments to reconcile net loss to cash used
      in operating activities:
    Depreciation expense                                                263,000               121,000               226,000
    Changes in assets and liabilities:
        Accounts receivable                                            (329,000)             (338,000)             (286,000)
        Inventories                                                     (47,000)              397,000               (40,000)
        Prepaids and deposits                                           (30,000)               (1,000)                8,000
        Accounts payable                                               (560,000)             (253,000)               58,000
        Accrued expenses and other liabilities                          122,000                33,000              (213,000)
                                                                    -----------           -----------           -----------
Net cash used in operating activities                                (2,816,000)           (2,530,000)           (3,589,000)
                                                                    -----------           -----------           -----------

Cash used in investing activities for capital expenditures             (291,000)              (18,000)             (230,000)
                                                                    -----------           -----------           -----------

Cash flows from financing activities:
    Borrowings under line of credit, net                                294,000               251,000               356,000
    Proceeds from issuance of Common Stock                                   --               128,000                90,000
    Proceeds from issuance of Preferred Stock
      and Warrants for Common Stock                                   3,205,000             2,300,000             3,380,000
                                                                    -----------           -----------           -----------
Cash provided by financing activities                                 3,499,000             2,679,000             3,826,000
                                                                    -----------           -----------           -----------
Net increase in cash                                                    392,000               131,000                 7,000
Cash at beginning of the year                                           436,000               305,000               298,000
                                                                    -----------           -----------           -----------
Cash at end of the year                                             $   828,000           $   436,000           $   305,000
                                                                    ===========           ===========           ===========

Supplemental disclosure of cash flow information:
    Interest paid                                                   $   125,000           $   114,000           $   122,000
                                                                    ===========           ===========           ===========

                 See accompanying notes to financial statements.

DISC, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY:

   DISC, INC. ("the Company") is engaged in the marketing, development and manufacturing of optical disk storage units. The Company operates in one business segment.

   Subsequent to year end, the Company received a commitment from its largest investor for additional equity financing to the extent of $1,000,000, $325,000 of which was received by March 31, 1999 through the issuance of Preferred Stock. The Company believes that this cash, together with cash generated from operations, will be sufficient to meet its operating requirements at least through the end of 1999, although the Company anticipates that it will continue to incur net losses for the foreseeable future. The ability to sustain its operations for a significant period after December 31, 1999, will depend on the Company's ability to significantly increase sales or raise significant additional equity or debt financing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   USE OF ESTIMATES

   The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

    COMPREHENSIVE INCOME (LOSS)

    For the three years in the period ended December 31, 1998, there were no elements of comprehensive income (loss), except for the net losses.

NOTE 3 - BALANCE SHEET DETAILS:

                                                                         DECEMBER 31,
                                                              ---------------------------------
                                                                  1998                  1997
                                                              -----------           -----------
Accounts Receivable:
  Trade accounts receivable                                   $ 2,231,000           $ 1,857,000
    Less:  Allowance for doubtful accounts                       (134,000)              (89,000)
                                                              -----------           -----------
                                                              $ 2,097,000           $ 1,768,000
                                                              ===========           ===========


Inventories:
   Raw materials                                              $   893,000           $ 1,052,000
   Work-in-process                                                530,000               382,000
   Finished goods                                                  89,000                31,000
                                                              -----------           -----------
                                                              $ 1,512,000           $ 1,465,000
                                                              ===========           ===========

Property and Equipment:
   Computer and other equipment                               $   848,000           $   752,000
   Tooling                                                        234,000               220,000
   Evaluation units                                               628,000               586,000
   Leasehold improvements                                          21,000                22,000
   Furniture and fixtures                                          67,000                59,000
                                                              -----------           -----------
                                                                1,798,000             1,639,000
    Less: Accumulated depreciation and  amortization           (1,368,000)           (1,237,000)
                                                              -----------           -----------
                                                              $   430,000           $   402,000
                                                              ===========           ===========


NOTE 4 - DEBT:

The Company has had a line of credit agreement with a financial institution since 1994 and the agreement was amended in December 1998 to extend the expiration date to December 1999. This agreement requires the Company to comply with certain financial convenants. Borrowings under this facility are limited to the lesser of $2,000,000 or 80% of eligible receivables. At December 31, 1998 and 1997, $1,632,000 and $1,338,000, respectively, was outstanding under the line. Borrowings under this facility bear interest at the bank's prime rate plus 2% (9.75% at December 31, 1998) with a minimum of 9% and are secured by substantially all of the assets of the Company. In addition, the agreement requires a minimum interest charge of $9,000 per month.

NOTE 5 - CONVERTIBLE PREFERRED STOCK:

Information with regard to the Company's Preferred Stock as of December 31, 1998 is summarized in the following table:

                                                                                            PROCEEDS
                                       SHARES         COMMON STOCK                           NET OF
                     SHARES          ISSUED AND        CONVERSION      LIQUIDATION          ISSUANCE
      SERIES       AUTHORIZED        OUTSTANDING          RATIO        PREFERENCES            COST
      ------       ----------        -----------          -----        -----------            ----
        C             372,296           372,296          1 to 1          $5.00            $1,861,000
        D             600,000           333,333          1 to 1           5.00             1,471,000
        E             500,000           375,000          1 to 1           4.00             1,480,000
        F             250,000           250,000          1 to 2           8.00             1,250,000
        G             110,000            97,500         1 to 10          20.00               950,000
        H              26,109            26,109         1 to 10          38.30             1,000,000
        I             167,065           167,065          1 to 1           4.19               700,000
        J             244,966           244,966          1 to 1           2.98               730,000
        K             235,110           235,110          1 to 1           3.19               750,000
        L             199,275           199,275          1 to 1           2.76               550,000
        M             179,372           179,372          1 to 1           2.23               400,000
        N             666,667           666,667          1 to 1           0.90               600,000
        O           1,320,755         1,320,755          1 to 1           1.06             1,262,000
        P              36,585            36,585         1 to 10           8.20               272,000
        Q             112,097           112,097         1 to 10           6.20               632,000
        R              86,207            86,207         1 to 10           5.80               456,000
        S              96,875            96,875         1 to 10           3.20               283,000
                   ----------         ---------                                          -----------
                    5,203,379         4,799,212                                          $14,647,000
Undesignated        4,796,621               --
                   ----------         ---------                                          -----------
Total              10,000,000         4,799,212                                          $14,647,000
                   ==========         =========                                          ===========



The holders of Series C Preferred Stock are entitled to receive $0.30 per share per annum cumulative dividends prior to and in preference to Common Shareholders. Such dividends are cumulative whether or not declared by the Board of Directors. The holders of Series D through S Preferred Stock are entitled to receive, when and if declared by the Board of Directors, dividends in the same amount per share as declared on the Company's Common Stock, with each share of Preferred Stock being treated for this purpose as the number of shares of Common Stock into which it is then convertible.

Each share of Preferred Stock has the number of votes equal to the number of shares of Common Stock into which it is then convertible. The Company has reserved sufficient shares of Common Stock to allow for the conversion of all outstanding Preferred Stock.

Shares of Series H through S Preferred Stock were issued pursuant to an agreement entered into in March 1996, as amended, with the Company's largest shareholder whereby the Company agreed to sell and the shareholder agreed to purchase subordinated convertible debentures. The conversion price of the debentures is 85% of the lower of the average closing price of the Company's Common Stock for the five trading days ended three days prior to the end of the quarter or the closing bid price on the last day of the quarter in which the convertible debentures are issued.

The Company issued Warrants in conjunction with the issuance of Preferred
Stock. The Warrants entitle the holders to purchase the Company's Common Stock. The Warrants were valued at the estimated fair value at the date of issuance. The proceeds received from the sales of Preferred Stock were allocated between the Preferred Stock and the related Warrants. The value for the Warrants issued in connection with the issuance of Series C to N Preferred Stock was immaterial.

Holders of Preferred Stock received Warrants for the purchases of Common Stock as follows:

                                WARRANTS            EXERCISE
                               ISSUED AND             PRICE
               SERIES          OUTSTANDING          PER SHARE          DATE ISSUED
               ------        ---------------        ---------          -----------
              C                 148,918             $  5.50                Mar 95
              D                 260,000                5.50            Apr 94 - Mar 95
              E                 200,000                5.50             Mar - Sep 95
              F                 125,000                5.50             Sep - Dec 95
              G                 118,750                2.50                Mar 96
              H                  65,273                4.85                Jun 96
              I                  41,766                5.24                Sep 96
              J                  61,242                3.73                Dec 96
              K                  58,778                3.98                Mar 97
              L                  49,819                3.45                Jun 97
              M                  44,843                2.78                Sep 97
              N                 166,666                1.13                Dec 97
              O                 330,188                1.33                Feb 98
              P                  91,462                0.82                Mar 98
              Q                 280,242                0.78                Jun 98
              R                 215,517                0.73                Sep 98
              S                 242,187                0.40                Dec 98
                             ----------
                              2,500,651
                             ==========

All Warrants expire five years from the date of issuance.

NOTE 6 - COMMON STOCK:

In addition to the Common Stock Purchase Warrants issued in connection with the sales of Preferred Stock described in Note 5, the Company has issued Warrants to purchase its Common Stock at various times in conjunction with various consulting service agreements. Information with regard to these Warrants outstanding as of December 31, 1998 is summarized in the following table.

    DATE           ISSUED            NUMBER      EXERCISE PRICE   EXPIRATION
   ISSUED     IN CONNECTION WITH    OF SHARES    PER SHARE           DATE
   ------     ------------------    ---------    ---------           ----

    Feb 94    Consulting              11,666         5.50           Feb 99
              Services

    Aug 94    Consulting              10,000         5.25           Aug 99
              Services

The value of Warrants issued in connection with consulting services was immaterial.

All Warrants outstanding as of December 31, 1998 are exercisable.

NOTE 7 - STOCK OPTION PLAN:

At December 31, 1998, the Company had two stock-based compensation plans, which are described below:

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

At December 31, 1998, 152,000 shares were available for grant under the 1990
Plan.

On May 20, 1996, the Company canceled options to purchase 72,600 shares of Common Stock with exercise prices ranging from $4.25 to $6.25, previously granted to employees and reissued all such options at an exercise price of $3.88, the fair market value of the stock on that date. The reissued options vest over a four year period from the date of reissuance.

On May 19, 1998 the Company canceled options to purchase 952,850 shares of Common Stock with exercise prices ranging from $1.03 to $6.38 previously granted to employees. The Company reissued all such options at an exercise price of $0.75, the fair market value of the stock on that date. The reissued options vest over a four year period from the date of reissuance.

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

At December 31, 1998, 50,000 shares were available for grant under the Non-Employee Option Plan.

On May 19, 1998, the Company canceled options to purchase 75,000 shares of Common Stock with exercise prices ranging from $1.16 to $6.38 previously granted to the non-employee directors. The Company reissued all such options at an exercise price of $0.75, the fair market value of the stock on that date. The reissued options vest immediately.

Under both plans, the options will be granted at prices equal to the fair market value on the date of grant and expire five years from the date of grant.

The following table summarizes the combined activity of the 1990 Plan and the Non-Employee Option Plan for the years ended December 31, 1998, 1997 and 1996:

                                             1998                                1997                         1996
                               --------------------------------   -------------------------------- ----------------------------
                                              WEIGHTED-AVERAGE                    WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
        FIXED OPTIONS             SHARES       EXERCISE PRICE          SHARES      EXERCISE PRICE    SHARES    EXERCISE PRICE
----------------------------   -----------    ----------------    -------------   ---------------- ---------   ---------------
Outstanding at beginning
    of year                      1,011,500         $3.80                771,600       $5.22          811,661        $4.09
Granted                          1,162,850          0.76                499,900        1.86          386,600         4.53
Exercised                              --             --                     --       -----         (244,987)        0.37
Forfeited/Canceled              (1,076,350)         3.62               (260,000)       3.90         (181,674)        5.25
                                ----------          ----              ---------       -----         --------        -----
Outstanding at end of year       1,098,000         $0.76              1,011,500       $3.90          771,600        $5.22
                                ==========         =====              =========       =====         ========        =====

Options exercisable at
    year-end                       242,018                              452,200                      383,130

Weighted-average fair
    value of options
    granted during the
    year                             $0.59                                $1.14                        $2.90

The following table summarizes the combined information about options outstanding under the 1990 Plan and Non-Employee Option Plan at December 31, 1998:

                                      OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
        RANGE            NUMBER        WEIGHTED-AVERAGE      WEIGHTED-         NUMBER          WEIGHTED-
         OF            OUTSTANDING         REMAINING          AVERAGE        EXERCISABLE        AVERAGE
   EXERCISE PRICES     AT 12/31/98     CONTRACTUAL LIFE   EXERCISE PRICE     AT 12/31/98    EXERCISE PRICE
   ---------------     -----------     ----------------   --------------     -----------    --------------
   $0.47 to $0.58       1,067,850            4.4            $   0.74         228,957          $   0.73

   $1.00 to $2.88          27,500            4.5            $   1.12          11,219          $   1.12

   $3.14 to $4.97           2,250            2.3            $   3.96           1,484          $   3.97

   $5.13 to $6.38             400            1.4            $   5.75             358          $   5.75

The Company applies APB 25 and related Interpretations in accounting for its stock option plans. Since all of the Company's stock options were granted at fair market value at the date of grant, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two stock-based compensation plans been determined consistent with SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                         1998            1997             1996
                                                     -----------     ------------     -----------
Net  loss                   As Reported              $(2,235,000)     $(2,489,000)    $(3,342,000)
                            Pro Forma                $(2,649,000)     $(2,678,000)    $(3,456,000)

Basic and diluted net
 loss per share             As Reported              $     (0.64)     $     (0.75)    $     (1.08)
                            Pro Forma                $     (0.75)     $     (0.81)    $     (1.11)

The compensation cost calculated under SFAS 123 is based on options granted from 1995 through 1998, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of the pro forma effects of option grants on reported net income for future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997, 1996 and 1995: expected volatility of 112.9% for 1998 and 76.7% for 1997, 1996 and 1995; dividend yield of 0% for all years; risk-free interest rates for the last day of the month in which the options were granted; and expected lives of 4 years for the 1990 Option Plan and 5 years for the Non-Employee Option Plan.

NOTE 8 - INCOME TAXES:

No provisions for federal or state income taxes were recorded for the years ended December 31, 1998, 1997 and 1996 as the Company incurred net operating losses during these three years.

Significant components of the Company's deferred tax assets are as follows:

                                                                      DECEMBER 31,
                                                           ---------------------------------
                                                               1998                  1997
                                                           -----------           -----------
                 Net operating loss carryforwards            8,240,000           $ 7,718,000
                 Credit carryforwards                          941,000               817,000
                 Capitalized research and
                   development expenses                        246,000               183,000
                 Reserves and other                            237,000               156,000
                                                           -----------           -----------
                 Deferred tax assets                         9,700,000             8,874,000
                 Valuation allowance                        (9,700,000)           (8,874,000)
                                                           -----------           -----------
                                                           $        --           $        --
                                                           -----------           -----------

Management believes that it is more likely than not that the deferred tax assets will not be utilized. Accordingly, a full valuation allowance has been recorded.

At December 31, 1998, the Company had approximately $23,137,000 of federal and $6,410,625 of state net operating loss carryforwards available to offset future taxable income which expire in varying amounts beginning in 1999. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% as defined, over a three year period.

The benefit for income taxes differed from the amount determined by applying U.S. statutory income tax rates to income before income taxes. A reconciliation is summarized below:


                                                                  December 31,
                                                          -----------------------------
                                                             1998                1997
                                                          ---------           ---------
Tax benefit at statutory rate                             $(760,000)          $(846,000)
State  income  taxes,  net  of  federal benefit                  --            (145,000)
Non-recognition of tax benefit and other                    760,000             991,000
                                                          ---------           ---------
                                                          $      --           $      --
                                                          ---------           ---------

NOTE 9 - COMMITMENTS

The Company occupies its facility under a non-cancelable operating lease agreement which expires on October 31, 2000. The lease requires the Company to pay property taxes and insurance.

The total minimum lease payments at December 31, 1998, excluding insurance, normal maintenance and certain property taxes, are as follows:


                     FISCAL YEAR                OPERATING LEASE
                     -----------                ---------------
          1999                                        $158,000
          2000                                         134,000
                                                      --------
          Total minimum lease payments                $292,000
                                                      ========


Total rental expense under operating leases, including month-to-month rentals, was $181,000, $183,000 and $164,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 10 - GEOGRAPHIC SALES AND MAJOR CUSTOMERS:

The Company sells its products predominately in the United States. No other geographic region accounted for more than 10% of net sales in fiscal 1998, 1997, or 1996.

No customer accounted for 10% of net sales in fiscal 1998, 1997 or 1996.

At December 31, 1998, two customers represented 17% and 16%, respectively, of the accounts receivable balance. At December 31, 1997, one customer represented 22% of the accounts receivable balance. At December 31, 1996, one customer represented 10% of the accounts receivable balance.

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

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF DISC, INC.

In our opinion, the accompanying balance sheet and the related statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of DISC, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Jose, California January 19, 1999,
except as to Note 1, which is as of March 31, 1999

                                   DISC, INC.
                                    FORM 10-K
                                  EXHIBIT INDEX

                 3.18   Certificate of Determination of Preferences of Series Q
                        Preferred Stock, as filed with the California
                        Secretary of State on October 9, 1998.

                 3.19   Certificate of Determination of Preferences of Series R
                        Preferred Stock, as filed with the California
                        Secretary of State on January 12, 1999.

                 3.20   Certificate of Determination of Preferences of Series S
                        Preferred Stock, as filed with the California
                        Secretary of State on January 12, 1999.

                10.23   Seventh Amendment to Convertible Debenture Purchase
                        Agreement, dated December 30, 1998.

                23      Consent of PricewaterhouseCoopers LLP.

                25      Power of Attorney (included on Signature Page).

                27      Financial Data Schedule.