Form 10-Q
period 1999-03-31
DISC INC/CA
filed 1999-05-14
CIK 891788

                       `SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock as of April 30, 1999 was 3,699,637

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   DISC, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)


                                                           MARCH 31,                DECEMBER 31,
                                                             1999                       1998
                                                         ------------               ------------
ASSETS
Current assets:
   Cash                                                  $  1,021,000               $    828,000
   Accounts receivable                                      2,230,000                  2,097,000

   Inventories                                              1,433,000                  1,512,000
   Prepaids and deposits                                      148,000                    103,000
                                                         ------------               ------------
        Total current assets                                4,832,000                  4,540,000

Property and equipment, net                                   459,000                    430,000
                                                         ------------               ------------
                                                         $  5,291,000               $  4,970,000
                                                         ============               ============
LIABILITIES, AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                      $    933,000               $    772,000
   Borrowings under credit line                             1,771,000                  1,632,000
   Accrued expenses and other liabilities                     518,000                    525,000
                                                         ------------               ------------
        Total current liabilities                           3,222,000                  2,929,000
                                                         ------------               ------------

Shareholders' equity:
Convertible Preferred Stock; no par
  value, 10,000,000 shares authorized,
  4,815,301 and 4,799,212 shares issued and
  outstanding                                              14,972,000                 14,647,000
Common Stock; no par value, 20,000,000 shares
  authorized; 3,698,721 and 3,695,434 issued
  and outstanding                                          12,355,000                 12,353,000
Accumulated deficit                                       (25,258,000)               (24,959,000)
                                                         ------------               ------------
        Total shareholders' equity                          2,069,000                  2,041,000
                                                         ------------               ------------
                                                         $  5,291,000               $  4,970,000
                                                         ============               ============



       See the accompanying condensed notes to these financial statements.

                                   DISC, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED MARCH 31,
                                                     1999                      1998
                                                  -----------               -----------
Net sales                                         $ 2,704,000               $ 1,827,000
                                                  -----------               -----------
Costs and expenses:
   Cost of sales                                    1,903,000                 1,536,000
   Research and development                           286,000                   295,000
   Marketing and sales                                508,000                   462,000
   General and administrative                         270,000                   250,000
                                                  -----------               -----------
        Total cost and expenses                     2,967,000                 2,543,000
                                                  -----------               -----------

Loss from operations                                 (263,000)                 (716,000)
Interest and other expense, net                       (36,000)                  (33,000)
                                                  -----------               -----------
Net loss                                             (299,000)                 (749,000)
                                                  -----------               -----------

Basic and diluted net loss per share              $     (0.08)              $     (0.22)
                                                  ===========               ===========

Weighted and average common shares
for basic and diluted net loss per
share calculations                                  3,698,000                 3,334,000
                                                  ===========               ===========



       See the accompanying condensed notes to these financial statements.

                                   DISC, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                   -------------------------------------
                                                                       1999                     1998
                                                                   -----------               -----------
Cash flows from operating activities:
   Net loss                                                        $  (299,000)              $  (749,000)
   Adjustments to reconcile net loss to cash used
     in operating activities:
   Depreciation expense                                                 50,000                    56,000
   Changes in assets and liabilities:
     Accounts receivable                                              (133,000)                  302,000
     Inventories                                                        79,000                  (311,000)
     Prepaid and deposits                                              (45,000)                  (44,000)
     Accounts payable                                                  161,000                  (193,000)
     Accrued expenses and other liabilities                             (7,000)                  (60,000)
                                                                   -----------               -----------

Cash used in operating activities                                     (194,000)                 (999,000)
                                                                   -----------               -----------

Cash flows used in investing activities for
  capital expenditures                                                 (79,000)                   (7,000)
                                                                   -----------               -----------
Cash flows from financing activities:
  Borrowings (repayments) under bank line of credit                    139,000                  (205,000)
  Proceeds from issuance of Common Stock                                 2,000                        --
  Proceeds from issuance of Preferred Stock and
  Warrants for Common  Stock                                           325,000                 1,700,000
                                                                   -----------               -----------
Cash provided by financing activities                                  466,000                 1,495,000
                                                                   -----------               -----------

Net increase in cash                                                   193,000                   489,000
Cash at beginning of period                                            828,000                   436,000
                                                                   -----------               -----------
Cash at end of period                                              $ 1,021,000               $   925,000
                                                                   -----------               -----------

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                        $    36,000               $    31,000
                                                                   -----------               -----------


      See the accompanying condensed notes to these financial statements.

                                   DISC, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The unaudited Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. These Financial Statements should be read in conjunction with the Financial Statements and notes thereto for the years ended December 31, 1998 and 1997, included in the Company's Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other period or for the fiscal year, which ends December 31, 1999.

NOTE 2 - INVENTORIES

The components of inventory were as follows:

                                           MARCH 31,      DECEMBER 31,
                                             1999            1998
                                          ----------      ----------
Purchased component parts and
  subassemblies                           $  903,000      $  893,000
Work in process                              469,000         530,000
Finished goods                                61,000          89,000
                                          ----------      ----------
                                          $1,433,000      $1,512,000
                                          ==========      ==========


NOTE 3 - RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 1999, the Company issued $325,000 in principal amount of subordinated convertible debentures to MK GVD Fund under its 1996 agreement, as amended. On March 31, 1999, such debentures were converted into 16,089 shares of Series T Preferred Stock, and warrants to purchase 40,222 shares of Common Stock at an exercise price of $2.53. The sales of convertible debentures and preferred stock were deemed to be exempt from registration under Securities Act in reliance on Section 4 (2) of the Securities Act or regulation D promulgated there under, as transactions by an issuer not involving a public offering. The conversion price of the debentures is 85% of the lower of the average closing price of the Company's Common Stock for the five trading days ended three days prior to the end of the quarter or the closing bid price on the last day of the quarter in which the convertible debentures are issued. MK GVD Fund also agreed to provide up to an additional $675,000 under the Agreement to the Company, if needed.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

For the periods presented, there were no elements of comprehensive income
(loss), except for the net losses.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company's business, which involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements (see "Additional Factors that May Affect Future Operating Results" on page 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998). In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Results of Operations

For the three months ended March 31, 1999, the Company had sales of $2,704,000 compared to sales of $1,827,000 for the three month period ended March 31, 1998. This increase was primarily due to an increase in unit sales to an expanded customer base that has been developed over the last two to three years. The general sales cycles for distribution of the Company's products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for Value Added Resellers and small System Integrators and from one to two years for Original Equipment Manufacturers, Product Integrators and large System Integrators.

Cost of sales, as a percentage of sales, was 70% for the three month period ended March 31, 1999, as compared to 84% for the comparable 1998 period. The Company's relatively low gross margins reflect the Company's low levels of net sales, which have resulted in unabsorbed manufacturing costs and high costs of materials due to the inability to achieve purchasing economies of scale. The Company expects that, as product sales continue to increase, costs of sales per unit of product will decrease because fixed manufacturing costs will be distributed over the larger sales volume, and material costs will decrease as the result of volume purchases. The Company also expects that the recently introduced Orion Series of products will increase the company's overall margins.

For the three month period ended March 31, 1999, research and development expenses were relatively constant at $286,000 compared to $295,000 for the comparable period of 1998. The Company believes that research and development expenses will increase moderately in 1999 due to new projects currently under consideration.

Marketing and sales expenses were $508,000 for the three month period ended March 31, 1999 as compared to $462,000 for the comparable period in 1998. The increase is primarily due to an increase in direct selling expenses related to the increase in sales. The Company believes that marketing and sales expenses will increase moderately during the remainder of 1999 primarily related to increased direct selling expenses due to an expected increase in revenue.

General and administrative expenses were $270,000 for the three month period ended March 31, 1999, compared to $250,000 for the comparable period in 1998 and are expected to remain relatively constant during the remainder of 1999.

Liquidity and Capital Resources

During the three month period ended March 31, 1999, the Company used $194,000 of cash in operations, primarily to fund operating losses. During the first quarter of 1999, the Company received $325,000 of equity financing from its largest investor. The largest investor also agreed to provide up to an additional $675,000 of equity financing to the Company, if needed. The Company believes that this cash together with borrowing from the credit line, which allows it to borrow the lesser of $1,500,000 or 80% of eligible receivables, and cash generated from operations will be sufficient to meet its operating requirements at least through the end of 1999, although the Company anticipates that it will continue to incur net losses for the foreseeable future. The ability to sustain its operations for a significant period after December 31, 1999 will depend on the Company's ability to significantly increase sales or raise significant additional equity or debt financing. There is no assurance that any of these conditions will be achieved. In particular, the Company expects to require increasing amounts of cash to finance the Company's efforts to increase sales, which the Company plans to achieve by increasing selling efforts to large system integrators and OEMs by hiring additional sales and sales support staff and by making evaluation units available. In addition, the Company intends to expand its current network of resellers. The Company expects that it will require cash to finance purchases of inventory to satisfy anticipated increased sales as the Company's products achieve market acceptance.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits.
        10.1 Eighth Amendment to Convertible Debenture Purchase Agreement dated March 30, 1999.
        27.1 Financial Data Schedule

   (b) Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ending March 31, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DISC, INC.

Dated May 15, 1999                      By: /s/ J. Richard Ellis
                                            ------------------------------------
                                            J. Richard Ellis
                                            President Chief Executive Officer
                                            (Principal Executive Officer)

Dated May 15, 1999                      By: /s/ Henry Madrid
                                            ------------------------------------
                                            Henry Madrid
                                            Vice President of Finance and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
 NUMBER            DESCRIPTION
 ------            -----------
  10.1             Eighth  Amendment  to  Convertible   Debenture
                   Purchase Agreement dated March 30, 1999
  27.1             Financial Data Schedule