Form 10-Q
period 1999-06-30
DISC INC/CA
filed 1999-08-12
CIK 891788

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock as of July 31, 1999 was 3,699,637

This report, including all exhibits and attachments, contains 12 pages.

                         PART I - FINANCIAL INFORMATION



Item 1. Financial Statements

                                   DISC, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                     June 30,          December 31,
                                                       1999                1998
                                                  -------------        ------------
ASSETS
Current assets:
   Cash                                           $    864,000         $    828,000
   Accounts Receivable                               1,916,000            2,097,000
   Inventories                                       1,564,000            1,512,000
   Prepaids and deposits                               129,000              103,000
                                                  ------------         ------------
        Total current assets                         4,473,000            4,540,000

Property and equipment, net                            437,000              430,000
                                                  ------------         ------------
                                                  $  4,910,000         $  4,970,000
                                                  ============         ============


LIABILITIES
Current liabilities:
   Accounts payable                               $  1,107,000         $    772,000
   Borrowings under credit line                      1,240,000            1,632,000
   Accrued expenses and other liabilities              461,000              525,000
                                                  ------------         ------------
        Total current liabilities                    2,808,000            2,929,000
                                                  ------------         ------------

Shareholders' equity:
Convertible Preferred Stock: no par value;
     10,000,000 shares authorized;
     and 4,854,262 shares issued and
     outstanding                                    15,572,000           14,647,000

Common Stock; no par value, 20,000,000
     shares auth; 3,699,637 shares issued
     and outstanding                                12,356,000           12,353,000


   Accumulated deficit                             (25,826,000)         (24,959,000)
                                                  ------------         ------------
        Total shareholders' equity                   2,102,000            2,041,000
                                                  ------------         ------------
                                                  $  4,910,000         $  4,970,000
                                                  ============         ============


       See the accompanying condensed notes to these financial statements.

                                   DISC, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                          Three Months ended June 30,               Six Months ended June 30,
                                             1999                1998                1999                1998
Net sales                             $ 2,331,000         $ 2,234,000         $ 5,035,000         $ 4,061,000
                                      ===============================         ===============================

Costs and expenses:
   Cost of sales                        1,683,000           1,721,000           3,586,000           3,257,000
   Research and development               303,000             357,000             589,000             652,000
   Marketing and sales                    602,000             546,000           1,110,000           1,008,000
   General and administrative             278,000             262,000             548,000             512,000
                                      -----------         -----------         -----------         -----------
                                        2,866,000           2,886,000           5,833,000           5,429,000

Loss from operations                     (535,000)           (652,000)           (798,000)         (1,368,000)
Interest income (expense), net            (33,000)            (28,000)            (69,000)            (61,000)
                                      -------------------------------         -------------------------------
Net loss                                 (568,000)           (680,000)           (867,000)         (1,429,000)
                                      ===============================         ===============================

Net loss per share                    $     (0.15)        $     (0.20)        $     (0.23)        $     (0.43)

Weighted avg common shares
   and equivalents                      3,699,637           3,334,000           3,699,637           3,334,000


       See the accompanying condensed notes to these financial statements.

                                   DISC, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Six Months ended June 30,
                                                                               1999                1998
                                                                        -----------         -----------
Cash flows from operating activities:
   Net loss                                                             $  (867,000)        $(1,429,000)
   Adjustments to reconcile net loss to cash
     Depreciation expense                                                   148,000             131,000
   Changes in assets and liabilities:
     Accounts receivable                                                    181,000              65,000
     Inventories                                                            (52,000)           (416,000)
     Prepaid and deposits                                                   (26,000)              7,000
     Accounts payable                                                       335,000            (354,000)
     Accrued expenses and other liabilities                                 (64,000)              9,000
                                                                        -----------         -----------
Cash used in operating activities                                          (345,000)         (1,987,000)
                                                                        -----------         -----------
Cash flows used in investing activities for capital expenditures           (155,000)            (87,000)
                                                                        -----------         -----------
Cash flows from financing activities:
   Borrowing under bank line of credit                                     (392,000)            (97,000)
   Proceeds from issuance of Common Stock                                     3,000                   0
   Proceeds from issuance of Preferred Stock                                925,000           2,395,000
                                                                        -----------         -----------
Cash provided by (used in) financing activities                             536,000           2,298,000
                                                                        -----------         -----------
Net increase (decrease) in cash                                              36,000             224,000
Cash at beginning of period                                                 828,000             436,000
                                                                        -----------         -----------
Cash at end of period                                                   $   864,000         $   660,000
                                                                        -----------         -----------

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                             $    69,000         $    61,000
                                                                        -----------         -----------


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

NOTE 2 - INVENTORIES

The components of inventory were as follows:

                                                    JUNE 30,         DECEMBER 31,
                                                      1999              1998
                                                   ----------        ----------
Purchased component parts and subassemblies        $  959,000        $  893,000
Work in process                                       538,000           530,000
Finished goods                                         67,000            89,000
                                                   ----------        ----------
                                                   $1,564,000        $1,512,000
                                                   ==========        ==========


NOTE 3 - RELATED PARTY TRANSACTIONS

In March and June 1999, the Company issued $325,000 and $600,000, respectively, in principal amount of subordinated convertible debentures to MK GVD Fund under its 1996 agreement, as amended. On March 31, and June 30, 1999, such debentures were converted into 16,089 shares of Series T Preferred Stock and 38,961 shares of Series U Preferred Stock, respectively, and warrants to purchase 40,222 and 97,402 shares of Common Stock, respectively, at exercise prices of $2.53 and $1.93, respectively. The sales of convertible debentures and preferred stock were deemed to be exempt from registration under Securities Act in reliance on
Section 4(2) of the Securities Act or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The conversion price of the debentures is 85% of the lower of the average closing price of the Company's Common Stock for the five trading days ended three days prior to the end of the quarter or the closing bid price on the last day of the quarter in which the convertible debentures are issued. MK GVD Fund also agreed to provide up to an additional $75,000 under the Agreement to the Company, if needed.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

For the periods presented, there were no elements of comprehensive income
(loss), except for the net losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and the Company intends that such forward-looking statements are subject to the safe harbors created thereby. These forward-looking statements include statements relating to (i) the existence and development of the Company's technical and manufacturing capabilities, (ii) anticipated increased sales, (iii) potential future decreases in manufacturing costs, and (iv) the need for, and availability of, additional financing.

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

Results of Operations

For the three and six months ended June 30, 1999, the Company had sales of $2,331,000 and $5,035,000, respectively, compared to sales of $2,234,000 and $4,061,000, for the three and six month periods ended June 30, 1998. Although sales for the second quarter of 1999 were impacted by the delay of several shipments to the third quarter, the increase in sales from 1999 as compared to 1998 is primarily due to an increase in unit sales to an expanded customer base that has been developed over the last two to three years. The general sales cycles for distribution of the Company's products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for Value Added Resellers and small System Integrators and from one to two years for Original Equipment Manufacturers, Product Integrators and large System Integrators.

Cost of sales, as a percentage of sales, was 72% and 71% for the three and six month periods ended June 30, 1999, as compared to 77% and 80% for the comparable 1998 periods. The Company's relatively low gross margins reflect the Company's low levels of net sales, which have resulted in unabsorbed manufacturing costs and high costs of materials due to the inability to achieve purchasing economies of scale. The Company expects that, as product sales continue to increase, costs of sales per unit of product will decrease because fixed manufacturing costs will be distributed over the larger sales volume, and material costs will decrease as the result of volume purchases.

For the three and six month periods ended June 30, 1999, research and development expenses were $303,000 and $589,000, respectively, compared to $357,000 and $652,000 for the comparable period of 1998. These decreases in expenses are primarily due to a decrease in expenses related to the Orion Project which was substantially complete by the end of the second quarter of 1998. The Company believes that research and development expenses will remain relatively constant during the remainder of 1999.

Marketing and sales expenses were $602,000 and $1,110,000 for the three and six month periods ended June 30, 1999 as compared to $546,000 and $1,008,000 for the comparable periods in 1998. These increases are primarily due to an increase in direct selling expenses related to the increase in sales and an increase in trade show expenses. The Company believes that marketing and sales expenses will increase moderately during the remainder of 1999 primarily related to increased direct selling expenses due to an expected increase in revenue.

General and administrative expenses were $278,000 and $548,000 for the three and six month periods ended June 30, 1999, as compared to $262,000 and $512,000 for the comparable periods in 1998 and are expected to remain relatively constant during the remainder of 1999.

Liquidity and Capital Resources

During the six month period ended June 30, 1999, the Company used $345,000 of cash in operations, primarily to fund operating losses. During the first six months of 1999, the Company received $925,000 of equity financing from its largest investor. This largest investor also agreed to provide up to an additional $75,000 of equity financing to the Company, if needed. The Company believes that this cash together with borrowing from its credit line, which allows it to borrow the lesser of $1,500,000 or 80% of eligible receivables, and cash generated from operations will be sufficient to meet its operating requirements at least through the end of 1999, although the Company anticipates that it will continue to incur net losses for the foreseeable future. The ability to sustain its operations for a significant period after December 31, 1999 will depend on the Company's ability to significantly increase sales or raise significant additional equity or debt financing.

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




                                 PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits.

        10.1 Ninth Amendment to Convertible Debenture Purchase Agreement dated June 30, 1999.

        27.1    Financial Data Schedule

   (b) Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ending June 30, 1999.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DISC, INC.

Dated August 12, 1999                By: /s/ J. Richard Ellis
                                         ------------------------------------
                                         J. Richard Ellis
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

Dated August 12, 1999                By: /s/ Henry Madrid
                                         ------------------------------------
                                         Henry Madrid
                                         Vice President of Finance and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)

                                INDEX TO EXHIBITS


 EXHIBIT
 NUMBER            DESCRIPTION
 ------            -----------
  10.1             Ninth Amendment to Convertible Debenture
                   Purchase Agreement dated June 30, 1999

  27.1             Financial Data Schedule