Form 10-Q
period 1999-09-30
DISC INC/CA
filed 1999-11-15
CIK 891788

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock as of November 1, 1999 was 3,701,804

This report, including all exhibits and attachments, contains eleven pages.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
                                   DISC, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                     September 30, 1999  December 31, 1998
                                                     ------------------  -----------------
ASSETS
Current assets:
  Cash                                                 $    866,000        $    828,000
  Accounts Receivable                                     1,417,000           2,097,000
  Inventories                                             1,630,000           1,512,000
  Prepaids and deposits                                     133,000             103,000
                                                       ------------        ------------
        Total current assets                              4,046,000           4,540,000

Property and equipment, net                                 411,000             430,000
                                                       ------------        ------------
                                                       $  4,457,000        $  4,970,000
                                                       ============        ============
LIABILITIES
Current liabilities:
  Accounts payable                                     $  1,054,000        $    772,000
  Borrowings under credit line                              905,000           1,632,000
  Accrued expenses and other liabilities                    391,000             525,000
                                                       ------------        ------------
        Total current liabilities                         2,350,000           2,929,000
                                                       ------------        ------------
Shareholders' equity:
Convertible Preferred Stock: no par value;
    10,000,000 shares authorized; 4,920,300
     and 4,799,212 shares issued and outstanding         16,272,000          14,647,000

Common Stock; no par value, 20,000,000
     shares authorized; 3,801,804
     and 3,695,434 shares issued and outstanding         12,358,000          12,353,000

   Accumulated deficit                                  (26,523,000)        (24,959,000)
                                                       ------------        ------------
        Total shareholders' equity                        2,107,000           2,041,000
                                                       ------------        ------------
                                                       $  4,457,000        $  4,970,000
                                                       ============        ============



       See the accompanying condensed notes to these financial statements.

                                   DISC, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                   Three Months ended September 30,            Nine Months ended September 30,
                                                      1999                  1998                  1999                  1998
Net sales                                          $2,206,000            $2,311,000           $ 7,241,000           $ 6,372,000
                                                   ----------            ----------           -----------           -----------
Costs and expenses:
   Cost of sales                                    1,814,000             1,716,000             5,400,000             4,973,000
   Research and development                           265,000               340,000               854,000               992,000
   Marketing and sales                                525,000               482,000             1,635,000             1,490,000
   General and administrative                         271,000               251,000               819,000               764,000
                                                   ----------            ----------           -----------           -----------
               Total Cost and Expenses              2,875,000             2,789,000             8,708,000             8,219,000
                                                   ----------            ----------           -----------           -----------

Loss from operations                                 (669,000)             (478,000)           (1,467,000)           (1,847,000)
Interest income (expense), net                        (28,000)              (31,000)              (97,000)              (92,000)
                                                   ----------            ----------           -----------           -----------
Net loss                                           $ (697,000)           $ (509,000)          $(1,564,000)          $(1,939,000)
                                                   ----------            ----------           -----------           -----------


Basic and diluted net loss per share               $    (0.19)           $    (0.15)          $     (0.42)          $     (0.58)
                                                   ===========           ===========          ===========           ===========

Weighted average common shares
   and equivalents for basic and diluted
   net loss per share calculation                   3,702,000             3,334,000             3,700,000             3,334,000
                                                   ==========            ===========          ===========           ===========


       See the accompanying condensed notes to these financial statements

                                   DISC, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Nine Months ended September 30,
                                                                          ---------------------------------
                                                                              1999                  1998
                                                                          -----------           -----------
Cash flows from operating activities:
   Net loss                                                               $(1,564,000)          $(1,939,000)
   Adjustments to reconcile net loss to cash
     Depreciation expense                                                     101,000               198,000
   Changes in assets and liabilities:
     Accounts receivable                                                      680,000              (176,000)
     Inventories                                                             (118,000)             (344,000)
     Prepaid and deposits                                                     (30,000)              (27,000)
     Accounts payable                                                         282,000              (351,000)
     Accrued expenses and other liabilities                                  (134,000)               36,000
                                                                          -----------           -----------

Cash used in operating activities                                            (783,000)           (2,603,000)
                                                                          -----------           -----------

Cash flows used in investing activities for capital expenditures              (82,000)             (234,000)
                                                                          -----------           -----------

Cash flows from financing activities:
   Borrowing (repayments) under bank line of credit                          (727,000)              173,000
   Proceeds from issuance of Common Stock                                       5,000                     0
   Proceeds from issuance of Preferred Stock                                1,625,000             2,895,000
                                                                          -----------           -----------
Cash provided by financing activities                                         903,000             3,068,000
                                                                          -----------           -----------

Net increase in cash                                                           38,000               231,000
Cash at beginning of period                                                   828,000               436,000
                                                                          -----------           -----------
Cash at end of period                                                     $   866,000           $   667,000
                                                                          -----------           -----------

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                               $    97,000           $    92,000
                                                                          -----------           -----------


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

NOTE 2 - INVENTORIES

The components of inventory were as follows:

                                                    September 30,        December 31,
                                                        1999                1998
                                                    -------------        ------------
Purchased component parts and subassemblies            $1,070,000          $  893,000
Work in process                                           524,000             530,000
Finished goods                                             36,000              89,000
                                                       ----------          ----------
                                                       $1,630,000          $1,512,000
                                                       ==========          ==========

NOTE 3 - RELATED PARTY TRANSACTIONS

In March, June and September 1999, the Company issued $325,00, $600,000 and $700,000, respectively, in principal amount of subordinated convertible debentures to MK GVD Fund under its 1996 Convertible Debenture Purchase Agreement, as amended. On March 31, June 30, and September 30, 1999, such debentures were converted into 16,089 shares of Series T Preferred Stock, 38,961 shares of Series U Preferred Stock and 66,038 shares of Series V Preferred Stock, respectively, and warrants to purchase 40,222 shares, 97,402 shares and 165,904 shares of Common Stock, respectively, at exercise prices of $2.53, $1.93 and $1.33, respectively. The sales of convertible debentures and preferred stock were deemed to be exempt from registration under Securities Act in reliance on
Section 4(2) of the Securities Act or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The conversion price of the debentures is 85% of the lower of the average closing price of the Company's Common Stock for the five trading days ended three days prior to the end of the quarter or the closing bid price on the last day of the quarter in which the convertible debentures are issued.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

For the periods presented, there were no elements of comprehensive income
(loss), except for the net losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward looking statements within the meaning of
Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements are subject to the safe harbors created thereby. These forward-looking statements include statements relating to (i) the existence and development of the Company's technical and manufacturing capabilities, (ii) anticipated increased sales, (iii) potential future decreases in manufacturing costs, and (iv) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company's business, which involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements (see "Additional Factors that May Affect Future Operating Results" on page 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998). In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflects management's opinion only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Results of Operations

For the three and nine months ended September 30, 1999, the Company had sales of $2,206,000 and $7,241,000, respectively, compared to sales of $2,311,000 and $6,372,000, for the three and nine month periods ended September 30, 1998. Sales for the third quarter of 1999 were impacted by a decline in sales to banking customers as a result of year 2000 concerns including decreased spending on new information storage systems as customers complete their year 2000 testing activities. The increase in sales for the nine month period ended September 30, 1999 as compared to the comparable period of 1998 is primarily due to an increase in unit sales to an expanded customer base that has been developed over the last two to three years. The general sales cycles for distribution of the Company's products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for Value Added Resellers and small System Integrators and from one to two years for Original Equipment Manufacturers, Product Integrators and large System Integrators.

Cost of sales, as a percentage of sales, was 82% and 75% for the three and nine month periods ended September 30, 1999, as compared to 74% and 78% for the comparable 1998 periods. Gross margin declined for the third quarter of 1999 as compared to the third quarter of 1998, due to changes in the product mix and pricing discounts for a high volume customer. The Company's relatively low gross margins reflect the Company's low levels of net sales, which have resulted in unabsorbed manufacturing costs and high costs of materials due to the inability to achieve purchasing economies of scale. The Company expects that, as product sales continue to increase, costs of sales per unit of product will decrease because fixed manufacturing costs will be distributed over the larger sales volume, and material costs will decrease as the result of volume purchases.

For the three and nine month periods ended September 30, 1999, research and development expenses were $265,000 and $854,000, respectively, compared to $340,000 and $992,000 for the comparable periods in 1998. These decreases in expenses are primarily due to a decrease in expenses related to the Orion Project which was substantially complete by the end of the second quarter of 1998 and by a reduction in headcount. The Company believes that research and development expenses will remain relatively constant during the remainder of 1999.

Marketing and sales expenses were $525,000 and $1,635,000 for the three and nine month periods ended September 30, 1999 as compared to $482,000 and $1,490,000 for the comparable periods in 1998. The increase in expenses for the third quarter of 1999 as compared to the third quarter of 1998 is primarily due to an increase in the direct sales force. The increase for the nine months ended September 30, 1999 as compared to the comparable period of 1998 is primarily due to an increase in the direct sales force and an increase in trade show expenses. The Company believes that marketing and sales expenses will increase moderately during the remainder of 1999 primarily as a result of increased direct selling expenses due to an expected increase in revenue.

General and administrative expenses remained relatively constant at $271,000 and $819,000 for the three and nine month periods ended September 30, 1999, respectively, as compared to $251,000 and $764,000 for the comparable periods in 1998 and are expected to remain relatively constant during the remainder of 1999.

Liquidity and Capital Resources

During the nine month period ended September 30, 1999, the Company used $783,000 of cash in operations, primarily to fund operating losses. During the first nine months of 1999, the Company received $1,625,000 of equity financing from its largest investor (see Note 3 Related Party Transactions in Condensed Notes to Financial Statements). The Company believes that this cash together with borrowing from its credit line, which allows it to borrow the lesser of $1,500,000 or 80% of eligible receivables, and cash generated from operations will be sufficient to meet its operating requirements at least through the end of 1999, although the Company anticipates that it will continue to incur net losses for the foreseeable future. The ability to sustain its operations for a significant period after December 31, 1999 will depend on the Company's ability to significantly increase sales or raise significant additional equity or debt financing. There is no assurance that any of these conditions will be achieved. In particular, the Company expects to require increasing amounts of cash to finance the Company's efforts to increase sales, which the Company plans to achieve by increasing selling efforts to large system integrators and OEMs by hiring additional sales and sales support staff and by making evaluation units available. In addition, the Company intends to expand its current network of resellers. The Company expects that it will require cash to finance purchases of inventory to satisfy anticipated increased sales as the Company's products achieve market acceptance.


                           PART II - OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

The information with respect to the issuance of convertible debentures to MK
GVD Fund and the conversion of those debentures into Series T Preferred Stock, Series U Preferred Stock and Series V Preferred Stock contained in Note 3-Related Party Transactions in the Condensed Notes to Financial Statements in
Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated into this
Item 2 by reference. The preferred stock issued upon conversion of the convertible debentures have certain preferences with respect to dividend, liquidation, voting and other rights over the Common Stock of the Company.

Item 4. Submission of matters to a vote of Security Holders

The Company held its Annual Meeting of Shareholders on August 5, 1999. Matters voted upon at the meeting, and the number of shares cast for, against or withheld were as follows:

1.      Election of Board of Directors.

                                                                       ABSTENTIONS AND
                                        FOR             AGAINST        SHARES NOT VOTED
                                    ----------          -------        ----------------
J. Richard Ellis                    12,595,672           8,017               407,408
Michael D. Kaufman                  12,592,972           7,717               407,408
Frank Connors                       12,592.972           7,717               407,408
F. Rigdon Currie                    12,592,672           8,017               407,408
Arch J. McGill                      12,592,672           8,017               407,408
Michael A. McManus, Jr.             12,592,672           8,017               407,408

2. To increase the number of shares of common stock reserved for issuance under the Company's 1990 Stock Plan to 1,350,000.

                                                                        ABSTENTIONS AND
                                         FOR              AGAINST       SHARES NOT VOTED
                                     ----------           -------       ----------------
                                     11,338,615           31,719           1,637,763

3. Approval of appointment of PricewaterhouseCoopers LLP as independent auditors for fiscal 1999.

                                                                        ABSTENTIONS AND
                                         FOR              AGAINST       SHARES NOT VOTED
                                     ----------           -------       ----------------
                                     12,593,213            2,500          412,384

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits.

        10.1 Tenth Amendment to Convertible Debenture Purchase Agreement dated September 30, 1999.
        27.1 Financial Data Schedule

   (b) Reports on Form 8-K

       No reports on Form 8-K were filed by the Company during the quarter ending September 30, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 DISC, INC.

Dated November 15, 1999          By: /s/ J. RICHARD ELLIS
                                     -------------------------------------------
                                     J. Richard Ellis
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

Dated November 15, 1999          By: /s/ HENRY MADRID
                                     -------------------------------------------
                                     Henry Madrid
                                     Vice President of Finance and
                                     Chief Financial Officer
                                     (Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER             DESCRIPTION
------             -----------
  10.1             Tenth Amendment to Convertible Debenture
                   Purchase Agreement dated September 30, 1999
  27.1             Financial Data Schedule