Form 10-K
period 1999-12-31
DISC INC/CA
filed 2000-04-14
CIK 891788

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended December 31, 1999

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
  (State or Other Jurisdiction of                   (I.R.S. Employer
   Incorporation or Organization)                  Identification No.)


       372 Turquoise Street, Milpitas, CA                95035
    (Address of Principal Executive Offices)          (Zip Code)


        Registrant's telephone number, including area code: (408) 934-7000

          Securities registered pursuant to Section 12(b) of the Act:
                           Common Stock, no par value

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock as of March 24, 2000 as quoted on the NASDAQ Small-Cap Market, was approximately $13,172,000.

        The number of outstanding shares of the registrant's Common Stock as of March 24, 2000 was 3,805,798.

                                   DISC, INC.
                                    FORM 10-K
                                      INDEX

                                                                                                  PAGE
                                                                                                  ----
PART I

  ITEM 1.    BUSINESS.......................................................................        3

  ITEM 2.    PROPERTIES.....................................................................        9

  ITEM 3.    LEGAL PROCEEDINGS..............................................................       10

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................       10

PART II

  ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........       10

  ITEM 6.    SELECTED FINANCIAL DATA.......................................................        10

  ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS...................................................................       11

  ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................       12

  ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
               DISCLOSURE...................................................................       13

PART III

  ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................       13

  ITEM 11.   EXECUTIVE COMPENSATION.........................................................       14

  ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................       15

  ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................       17

PART IV

  ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................       18

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

        The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, regarding the Company's business, which involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements (see "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND THE MARKET PRICE OF OUR STOCK" in Item 1 and "ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"). In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that expectations will be realized.

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

PRODUCTS

        The Company's products consist of a family of optical disk storage libraries based on 5.25 inch magneto optical or CD media. Their capabilities cover the spectrum of high performance, transaction-oriented information systems such as archival storage, imaging, network file servers and video/multimedia servers.

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

The Company is currently shipping four different sizes of frames for the arrays, to allow for different sized applications in the user's operation. The 5.25 inch optical disk libraries range from 130 to over 1,050 magneto optical disks stored and up to 32 optical drives. The CD-ROM libraries range in capacity from 300 CDs to 1,400 CDs and can handle up to 48 CD-ROM readers. As of December 31, 1999 list prices for the Company's products range from approximately $40,000 to $140,000, not including the costs of media.

        All of the Company's products have been designed to meet high duty cycles while achieving high levels of reliability and ease of serviceability.

MARKETING AND SALES

        Applications for the Company's products include federal and local government and military applications and insurance, banking, legal, multimedia and medical applications on a worldwide basis. Sales of the Company's initial product line commenced in 1991 and have been primarily to distributors, value added resellers (VARs), original equipment manufacturers (OEMs) and system integrators (SIs), who combine DISC libraries with software and/or other products and resell the combination to the end-user or other members of the supply channel.

        The Company's products are installed and serviced by an international network of maintenance technicians from Bell and Howell and Anacomp Inc. Technical assistance and second level support is provided by the Company's support staff located in Milpitas, California.

        The Company's sales offices are located in Milpitas, California; Boston, Massachusetts; Washington, District of Columbia; and Chicago, Illinois. The Company's sales staff currently consists of five professional salespersons. In addition, the Company has an independent sales representative located in Crowborough, East Sussex, England.

        The Company's quarterly revenue and operating results have been affected by seasonal trends. These trends often result in lower revenue in the first quarter of each fiscal year compared to the fourth quarter of the previous fiscal year due to customer purchasing and budgetary practices.

COMPETITION

        The computer information storage industry is highly competitive and price erosion is typical over the life of a product. The Company's products compete directly with other data storage products, including optical media, magnetic tape cartridges and magnetic disk subsystems. The Company's competitors include Hewlett-Packard Co., Storage Technology Corporation, Advanced Digital Information Corporation and Plasmon. Other companies, including computer manufacturers and other peripheral manufacturers, could enter the market at any time. Such competitors may compete with the Company's products with lower prices for similar products or by introducing new products that provide greater storage capacity, faster access time or other improved features, any of which could reduce demand for the Company's products or require the Company to reduce its prices. Such competition could have a materially adverse effect on the Company's results of operations. Many of the Company's competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company, as well as significant market shares and installed customer bases in certain market areas addressed by the Company. As a result, the Company may not have the ability to keep pace with rapid competitive developments and technological advances to the same extent as its competitors.

        However, the Company maintains an active program of research and development in an effort to keep pace with potential competition and the Company has close relationships with companies developing new high density optical storage technologies.

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

        Further discussion relating to the competitive conditions in the computer mass storage system industry and the Company's competitive position in the marketplace may be found in "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND THE MARKET PRICE OF OUR STOCK" under the heading "COMPETITION IN THE COMPUTER INFORMATION STORAGE MARKET MAY LEAD TO REDUCED MARKET SHARE, DECLINING PRICES AND REDUCED PROFITS".

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

        Certain components used by the Company are purchased from a single source of supply. Where it relies on single sources of supply, the Company generally has been able to obtain supplies of these components in a timely manner and maintains an adequate inventory of components to meet its needs. The Company believes alternative supplies for several components are available on reasonable terms. However, failure of sources of supply and the inability of the Company to develop alternative sources of supply as required in the future could have a material adverse effect on the Company's operations.

RESEARCH AND DEVELOPMENT

        The Company has an active program of research and development consisting of nine full-time employees in the areas of mechanical and electrical engineering and software design. The Company's research and development activities include robotics design and mass storage drive and technology design and development. The Company expended $1,111,000, $1,290,000 and $1,439,000 on research and development for the years ended December 31, 1999, 1998 and 1997, respectively. The Company has completed its major development efforts with respect to its 5.25 inch optical and CD products. The Company intends to continue to expand its research and development activities in order to conduct on-going development of existing products and to develop new products similar to its current products.

BACKLOG

        The Company's backlog at December 31, 1999 was approximately $75,000 as compared to a backlog of approximately $300,000 at December 31, 1998. The Company includes in backlog only orders for products which are believed to be firm and which are due to be shipped within 12 months. The Company includes in backlog orders that may be canceled by customers upon payment of cancellation charges which vary depending on the scheduled shipment date of the order. Because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual revenues for any specific future period. Although the Company has never experienced material cancellation problems, no assurance can be given that the Company will continue to avoid cancellation problems in the future.

PATENTS AND OTHER INTELLECTUAL PROPERTY

        The Company has received U.S. patents covering various aspects of its technology, including the overall system design of its products. There can be no assurance that any subsequent patent applications will be granted. The Company believes that ownership of such patents is an important factor in its business and its success does depend in part on the ownership thereof. However, the Company believes that the improvement of its existing products, reliance upon trade secrets and copyrights and on unpatented proprietary know-how and innovation in the development of new products are generally as important as patent protection in establishing and maintaining the Company's technological advantage. The Company believes that the value of its products is partly dependent upon its confidentiality and invention assignment agreements with its employees. While the Company believes that patent, copyright and trade secret laws should afford adequate protection of its proprietary technology, there can be no assurance that the Company's proprietary technology will remain a trade secret or that others will not develop a similar technology and use such a technology to compete with the Company. Such competition could have a material adverse effect on the Company. In addition, policing unauthorized use of the Company's technology, particularly in foreign countries, may be difficult. The Company has not received claims from third parties alleging that the Company's products infringe the proprietary rights of third parties or seeking indemnification against such infringements and knows of no basis for any such claims. However, there can be no assurance that such claims will not be made in the future. Such claims, if asserted, may involve costly and protracted litigation and the Company may be required to license proprietary rights from third parties. There can be no assurance that the Company would be able to obtain licenses from third parties on commercially reasonable terms.

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

EMPLOYEES

        As of February 15, 2000, the Company employed 53 people on a full-time basis, including 7 employees in administration and accounting, 8 employees in marketing and sales, 9 employees in engineering, 20 employees in manufacturing, 3 employees in quality assurance and 6 employees in customer support. The Company's future success is dependent, in part, on its continued ability to attract, retain and motivate highly skilled personnel. The Company believes that its relations with all employees are satisfactory. None of the employees are covered by a collective bargaining agreement.

OTHER MATTERS

        Commvault Systems Inc. accounted for 23% of the Company's total revenue in 1999. No single customer accounted for 10% or more of the Company's total revenue in 1998 or 1997.

        No material portion of the Company's business is subject to renegotiation of profits or contract termination at the election of the United States government.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND THE MARKET PRICE OF OUR STOCK

        The Company's future operating results, and stock price, may be affected by a number of factors, many of which are beyond the Company's control. These factors include the following:

        OUR QUARTERLY REVENUES AND OPERATING RESULTS MAY FLUCTUATE FOR A NUMBER OF REASONS, WHICH MAY CAUSE OUR STOCK PRICE TO FLUCTUATE. Our quarterly operating results have varied in the past and are likely to vary significantly in the future due to several factors, including:

- the size and timing of significant customer orders;

- shifts in product or distribution channel mix;

- increased competition and pricing pressure;

- timing of new product announcements and releases by us or our competitors;

- new product developments by storage device manufacturers;

- the rate of growth in the data storage market;

- market acceptance of new and enhanced versions of our products;

- timing and levels of our operating expenses;

- gain or loss of significant customers or distributors; and

- personnel changes

        Our quarterly revenue and operating results have been affected by seasonal trends. These trends often result in lower revenue in the first quarter of each fiscal year compared to the fourth quarter of the previous fiscal year due to customer purchasing and budgetary practices.

        Operating results in any period should not be considered indicative of the results investors can expect for any future period. We cannot assure you that we will be able to increase or even sustain our recent levels of quarterly revenue and net sales, as normalized for unusual or one-time items, or that we will attain or maintain profitability in any future period. Any unfavorable change in the factors described above or any other factors could adversely affect our operating results for a particular quarter. In addition, it is likely that in some future quarters our operating results will be below the expectations of public market analysts and investors. In any of these events, the price of our common stock would likely decline.


        OUR STOCK PRICE MAY BE EXTREMELY VOLATILE. The market price of our common stock has experienced fluctuations and is likely to fluctuate significantly in the future. Our stock price can fluctuate for a number of reasons, including:

- announcements about us or our competitors;

- quarterly variations in operating results;

- the introduction of new technologies or products;

- changes in product pricing policies by us or our competitors;

- comments regarding us and the data storage market made on Internet bulletin boards; and

- changes in earnings estimates by analysts or changes in accounting policies.

In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

        IF OUR SECURITIES ARE DELISTED FROM NASDAQ, THE TRADING MARKET AND PRICES OF OUR SECURITIES WOULD BE HARMED. The trading of our common stock on the NASDAQ System is conditioned upon our meeting certain asset, revenues and stock price tests. If we fail any of these tests, our common stock may be delisted from trading on the NASDAQ System, which could materially adversely affect the trading market and prices for those securities. In addition, low price stocks are subject to additional risks including additional state regulatory requirements and the potential loss of effective trading markets.

        COMPETITION IN THE COMPUTER INFORMATION STORAGE MARKET MAY LEAD TO REDUCED MARKET SHARE, DECLINING PRICES AND REDUCED PROFITS. The markets for data storage solutions are intensely competitive, fragmented and characterized by rapidly changing technology and evolving standards. These conditions could render our products less competitive or obsolete and could harm our business, financial condition and ability to market our products. Some of our competitors have significantly more financial, technical, manufacturing, marketing and other resources than we have. As a result, our competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. Competitors may develop products and technologies that are less expensive or technologically superior to our products. In addition, our competitors may manufacture and market their products more successfully than we do our products. Competition from computer companies and others diversifying into the field is expected to increase as the market develops. We may face substantial competition from new entrants in the industry and from established and emerging companies in related industries. There is significant price competition in the markets in which we compete, and we believe that pricing pressures are likely to continue. Certain competitors may reduce prices in order to preserve or gain market share. This pricing pressure could result in significant price erosion, reduced gross profit margins and loss of market share, any of which could negatively affect our business, financial condition and operating results.

        THE STORAGE DEVICE MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL EVOLUTION, AND OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP NEW PRODUCTS. The market for our products is characterized by rapidly changing technology and evolving industry standards and is highly competitive with respect to timely innovation. At this time, the data storage market is particularly subject to change with the emergence of Fibre Channel protocol and new storage solutions such as storage area networks, or SANs, and network attached storage, or NAS, devices. The introduction of new products embodying new or alternative technology or the emergence of new industry standards could render our existing products obsolete or unmarketable. Our future success will depend in part on our ability to anticipate changes in technology, to gain access to such technology for incorporation into our products and to develop new and enhanced products on a timely and cost-effective basis. Risks inherent in the development and introduction of new products include:

- the difficulty in forecasting customer demand accurately;

- the possibility that sales of new products may cannibalize sales of our current products;

- delays in our initial shipments of new products;

- competitors' responses to our introduction of new products; and

- the desire by customers to evaluate new products for longer periods of time before making a purchase decision.

        In addition, we must be able to maintain the compatibility of our products with significant future device technologies, and we must rely on producers of new device technologies to achieve and sustain market acceptance of those technologies. Development schedules for high-technology products are subject to uncertainty, and we may not meet our product development schedules. We have in the past experienced delays in the introduction of some new products. If we are unable, for technological or other reasons, to develop products in a timely manner or if the products or product enhancements that we develop do not achieve market acceptance, our business will be harmed.

        WE HAVE A HISTORY OF LOSSES AND WE EXPECT TO INCUR FUTURE LOSSES. The Company has experienced significant operating losses since its inception, and as of December 31, 1999 had an accumulated deficit of $27,018,000. The Company expects to continue to incur net losses for the foreseeable future, and the Company's ability to sustain its operations for a significant period after December 31, 2000 will depend on the Company's ability to significantly increase sales or raise significant additional debt or equity financing. There can be no assurance that the Company will be able to increase sales or that additional financing will be available on acceptable terms, or at all.

        ANY INABILITY TO MEET OUR FUTURE CAPITAL REQUIREMENTS WOULD LIMIT OUR ABILITY TO GROW. We may need, or could elect, to seek additional funding in the future. In the event we need to raise additional funds, we may not be able to do so on favorable terms, if at all. Further, if we issue equity securities, shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our existing securities. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

        CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS MAY PREVENT OTHER INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS. As of March 15, 2000, our executive officers, directors and principal shareholders will beneficially own, in the aggregate, approximately 88% of our outstanding common stock and preferred stock, on an as-if-converted basis. As a result, these shareholders, if acting together, will be able to exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could disadvantage other shareholders with interests different from those of our officers, directors and principal shareholders. For example, our officers, directors and principal shareholders could delay or prevent an acquisition or merger even if the transaction would benefit other shareholders.

        BECAUSE WE OPERATE WITH LITTLE BACKLOG, OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED IF WE DO NOT ACCURATELY ANTICIPATE FUTURE SALES LEVELS. Historically, we have operated with little order backlog and, due to the nature of our business, do not anticipate that we will have significant backlog in the future. Consequently, a large portion of our revenue in each quarter results from orders placed during that quarter. Because of the relatively large dollar size of orders from our distributors and customers, delay in the placing of a small number of orders by a small number of purchasers could negatively affect our operating results for a particular period. In addition, our operating expense levels are, in the short term, largely fixed and are based, in part, on expectations regarding future sales. Thus, our operating results could be disproportionately affected if we do not receive the expected number of orders in a given quarter and our net sales falls below our expectations.

        WE DEPEND ON CERTAIN KEY SUPPLIERS. We do not possess proprietary optical disk, high-density disk or other storage technologies and, consequently, we depend on a limited number of third-party manufacturers to supply us with the devices that we incorporate into our products. In some cases, these manufacturers are sole-source providers of the device technology. Our suppliers have in the past been, and may in the future be, unable to meet our supply needs, including our needs for timely delivery, adequate quantity and high quality. We do not have long-term contracts with any of our significant suppliers. If these suppliers were to decide to pursue the disc library market directly, they may cease supplying us with disc drives and media, in which case we may be unable to obtain adequate supplies of disc drives and media at acceptable prices, if at all. The partial or complete loss of any of our suppliers could result in significant lost sales, added costs and production delays or may otherwise harm our business, financial condition, operating results and customer relationships.

        WE HAVE A CONCENTRATED CUSTOMER BASE, AND THEREFORE THE LOSS OF A SINGLE CUSTOMER COULD NEGATIVELY AFFECT OUR OPERATING RESULTS. The majority of our end users purchase our products from distributors, value-added resellers, original equipment manufacturers, and systems integrators. In fiscal 1999, Commvault Systems Inc. accounted for 23% of our total revenue. We have no long-term orders with any of our significant customers or distributors. Generally we sell products pursuant to purchase orders. In addition, our distributors carry competing product lines which they may promote over our products. A distributor may not continue to purchase our products or market them effectively. Moreover, certain of our contracts with our distributors contain "most favored nation" pricing provisions which mandate that we offer our products to these customers at the lowest price offered to other similarly situated customers. Our operating results could be adversely affected if any of the following factors were to occur relating to one or more of our significant resellers:

- the reduction, delay or cancellation of orders or the return of a significant amount of products;

- the loss of one or more of such resellers; or

- any financial difficulties of those resellers that result in their inability to pay amounts owed to us.

        WE MAY BE SUED BY OUR CUSTOMERS FOR PRODUCT LIABILITY CLAIMS AS A RESULT OF FAILURES IN OUR DATA STORAGE PRODUCTS. We face potential liability for performance problems of our products because our end users employ our storage technologies for the storage and backup of important data. Although we maintain general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could harm our business.

        A NUMBER OF KEY PERSONNEL ARE CRITICAL TO THE SUCCESS OF OUR BUSINESS. Our future success depends in large part on our ability to retain certain key executives and other personnel, some of whom have been instrumental in establishing and maintaining strategic relationships with key suppliers and customers. We do not have any employment agreements with our employees. Our future growth and success will depend in large part on our ability to hire, motivate and retain highly qualified management, technical, operations and sales and marketing personnel. Competition for such personnel is intense in the high-technology industry, particularly in the San Francisco Bay area. We may not be able to retain our existing personnel or attract additional qualified personnel in the future. In addition, companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We may receive such claims in the future as we seek to hire qualified personnel, and such claims could result in litigation. Regardless of the merits of these claims, we could incur substantial costs in defending ourselves against these claims.

ITEM 2. PROPERTIES.

        The Company's executive offices and engineering/manufacturing operations are located in approximately 17,000 square feet of space in Milpitas, California. The Company leases the facility pursuant to a lease that will expire on October 31, 2000. The Company believes that the lease can be renewed at satisfactory terms and that this facility will be sufficient to support operations for the foreseeable future. However, the Company believes that, if necessary, additional space will be available in the area to house the Company's operations.

ITEM 3. LEGAL PROCEEDINGS.

        The Company is not party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1999.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock is traded on the NASDAQ Small Cap Market under the symbol DCSR. The high and low sales prices set forth below are as reported by the NASDAQ Small Cap Market System.

                                                    1999                        1998
                                             -------------------        -------------------
                                              HIGH          LOW          HIGH         LOW
                                             ------       ------        ------       ------
First quarter ended March 31.............    $3.250       $0.500        $1.750       $0.875
Second quarter ended June 30.............     3.500        1.563         1.063        0.313
Third quarter ended September 30.........     2.688        1.125         1.281        0.500
Fourth quarter ended December 31.........     2.375        0.719         1.063        0.250
                                             ------       ------        ------       ------

        The closing price of the Company's common stock on March 24, 2000, as reported by the NASDAQ Small Cap Market System was $6.50. As of March 24, 2000, according to the records of the Company's transfer agent, the Company had approximately 50 shareholders of record. Because many of the Company's shares are held by brokers and other institutions on behalf of stockholders, the number of record holders is not necessarily indicative of the total number of stockholders. As of June 28, 1999 (the record date for the 1999 annual meeting of the Company), the Company had over 500 shareholders, and the Company believes that it presently has over 400 shareholders. The Company has never paid cash dividends and has no present plans to pay dividends. See "LIQUIDITY AND CAPITAL RESOURCES" in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Note 5 of Notes to Financial Statements regarding dividend requirements on the Convertible Preferred Stock.

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

(In thousands, except per share amounts)

FOR THE YEARS ENDED DECEMBER 31,                          1999          1998          1997          1996         1995
--------------------------------                        -------       -------       -------       -------       -------
Net sales ...........................................   $ 9,746       $ 9,145       $ 8,655       $ 7,761       $ 6,605
Cost of sales .......................................     7,315         6,924         6,704         6,549         5,478
Research and development ............................     1,111         1,290         1,439         1,297         1,336
Marketing and sales .................................     2,169         2,011         1,960         2,155         1,295
General and administrative ..........................     1,085         1,030           924           984         1,195
                                                        -------       -------       -------       -------       -------
Loss from operations ................................    (1,934)       (2,110)       (2,372)       (3,224)       (2,699)
Interest and other expense, net .....................      (125)         (125)         (117)         (118)         (127)
                                                        -------       -------       -------       -------       -------
Net loss ............................................   $(2,059)      $(2,235)      $(2,489)      $(3,342)       (2,826)
                                                        -------       -------       -------       -------       -------
Basic and diluted net loss per share ................   $ (0.56)      $ (0.64)      $ (0.75)      $ (1.08)      $ (0.94)
Weighted average common shares for basic and
      diluted net loss per share calculation ........     3,700         3,515         3,308         3,106         3,005
                                                        =======       =======       =======       =======       =======


AT DECEMBER 31,                  1999        1998        1997        1996        1995
---------------                 ------      ------      ------      ------      ------
Working capital ..........      $1,600      $1,611      $  689      $  691      $  567
Total assets .............       4,848       4,970       4,144       4,110       3,781
Shareholders' equity .....      $2,069      $2,041      $1,071      $1,132      $1,004
                                ------      ------      ------      ------      ------



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This section and other parts of this Annual Report on Form 10-K contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements are subject to the safe harbors created thereby. See "INTRODUCTORY NOTE" on page 3 hereof. Forward-looking statements involve risks and uncertainties, and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND THE MARKET PRICE OF OUR STOCK" in Item 1 above and elsewhere in this Annual Report on Form 10-K. The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 8 of this Form 10-K. All information is based on the Company's fiscal calendar.

RESULTS OF OPERATIONS

        NET SALES. The Company had net sales of $9,746,000 in 1999, $9,145,000 in 1998 and $8,655,000 in 1997. In 1999, the number of units sold was relatively flat as customers deferred spending on new information storage systems while they completed their year 2000 testing activities. The increase in net sales in 1999 was primarily due to the Company's renewed emphasis on selling media along with the Company's products. Management believes that the increase in sales in 1998 as compared to 1997 was due to an expanded customer base resulting from an increase in the Company's direct sales personnel. The general sales cycles for distribution of the Company's products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for Value Added Resellers (VAR) and small System Integrators and from one to two years for Original Equipment Manufacturers (OEM), Product Integrators and large System Integrators.

        COST OF SALES. Cost of sales, as a percentage of sales, was approximately 75% in 1999, 76% in 1998 and 77% in 1997. The Company's relatively low gross margins reflect the Company's low sales volumes, which have resulted in unabsorbed manufacturing costs and high costs of materials due to the inability to achieve purchasing economies of scale due to low sales volume. The Company expects that, as product sales continue to increase, costs of sales per unit of product will decrease because fixed manufacturing costs will be distributed over the larger sales volume, and material costs will decrease as the result of volume purchases. In addition, in 1999 gross margin was impacted by product mix and pricing discounts for a high volume customer.

        RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1,111,000 in 1999, $1,290,000 in 1998 and $1,439,000 in 1997. Expenses
decreased in 1999 as compared to 1998 primarily due to a reduction in headcount due to attrition. The primary reason for the decrease in expenses in 1998 as compared to 1997 were decreases in expenses related to the Orion project, which was substantially complete by the end of the second quarter of 1998. The Company believes that research and development expenses will increase moderately in 2000 due to current projects under development.

        MARKETING AND SALES EXPENSES. Marketing and sales expenses were $2,169,000 in 1999, $2,011,000 in 1998 and $1,960,000 in 1997. Expenses
increased in 1999 as compared to 1998 primarily due to an increased participation in industry trade shows. The primary reason for the increase from 1997 to 1998 was the expansion of the Company's direct sales personnel. The Company believes that in 2000 marketing and sales expenses will increase in connection with the Company's continued efforts to broaden market acceptance of its products. In particular, the Company intends to increase its sales force and increase its spending on market awareness activities.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1,085,000 in 1999, $1,030,000 in 1998 and $924,000 in 1997. The increase in expenses in 1998 as compared to 1997 was primarily due to a return to the employee headcount level of fiscal 1996. The Company believes that general and administrative expenses will be remain relatively flat during 2000.

LIQUIDITY AND CAPITAL RESOURCES

        During 1999, 1998 and 1997, the Company used $1,149,000, $2,816,000 and
$2,530,000, respectively, primarily to fund operating losses. In fiscal 1999, the Company raised $2,075,000 through the issuance of convertible preferred stocks. At December 31, 1999, the Company had a cash balance of approximately $1,126,000. In addition, the Company has a commitment from its largest investor to invest up to $2,000,000, if needed. The Company believes this committed future investment, together with borrowing from a credit line with a financial institution, which allows it to borrow the lesser of $2,000,000 or 80% of eligible receivables (see Note 4 to the Notes to Financial Statements for a further description of the credit line), and cash generated from operations, will be sufficient to meet its operating requirements at least through the end of 2000, although the Company anticipates that it will continue to incur net losses for the foreseeable future. The ability to sustain its operations for a significant period after December 31, 2000, will depend on the Company's ability to significantly increase sales or raise significant additional equity or debt financing on terms acceptable to the Company. There is no assurance that any of these conditions will be achieved. In particular, the Company expects to require increasing amounts of cash to finance the Company's efforts to increase sales, which the Company plans to achieve by increasing selling efforts to large system integrators and OEMs, by hiring additional sales and sales support staff and by making evaluation units available. In addition, the Company intends to expand its current network of resellers. The Company may require cash to finance purchases of inventory to satisfy anticipated increased sales as the Company's products achieve market acceptance.

        Although the Company has not committed to make any material capital expenditures as of December 31, 1999, the budget for capital equipment expenditures for 2000 is approximately $275,000. The majority of these purchases are expected to be in the areas of process and molding tooling to reduce cost and improve producibility of the Company's products.

        The terms of the Series C Preferred Stock and outstanding warrants may limit the availability of financing for the Company, particularly equity financing. Holders of Series C Preferred Stock are entitled to receive cumulative dividends in the amount of approximately $112,000 per year. The Company has never paid cash dividends and has no present plans to pay dividends.

IMPACT OF YEAR 2000

        To date, we have not experienced any material Year 2000 issues with our products or our internal computer systems. We are also not aware of any material year 2000 problems with our vendors, or distribution partners. Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any Year 2000 problems.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        J. RICHARD ELLIS, 53, Chairman of the Board and Chief Executive Officer. Mr. Ellis joined the Company as President and Chief Operating Officer in July 1994 and became Chief Executive Officer in January 1995. Mr. Ellis was appointed to the Board of Directors on July 13, 1994 and became Chairman of the Board of Directors in August 1996.

        FRANK T. CONNORS, 66, has been Secretary of the Company since May 1990, a director of the Company since June 1988 and was Chairman of the Board of Directors of the Company from June 1988 to August 1996 and Chief Executive Officer of the Company from May 1990 to December 1994. From October 1994 until he retired in January 1999, Mr. Connors was Vice Chairman of the Board of Directors and President of the Direc-to-Phone subsidiary of STM Wireless, Inc., a publicly held manufacturer of satellite communication networks.

        MICHAEL D. KAUFMAN, 59, became a director of the Company in December 1988. Since October 1987, he has been the Managing General Partner of each of MK Global Ventures, MK Global Ventures II and MK GVD Fund, Palo Alto, California, venture capital firms specializing in early-stage and start-up financing of high technology companies. Mr. Kaufman also serves on the Boards of Directors of Davox Corp., a telecommunications company, Hypermedia Communications, Inc., which publishes Newmedia magazine, a periodical dedicated to interactive multimedia technology, Syntellect Inc., a telecommunications company, and Asante Technologies Inc., a networking company.

        F. RIGDON CURRIE, 69, became a director of the Company in December 1988. Since February 1988, he has been Special Limited Partner of MK Global Ventures II and MK GVD Fund. Mr. Currie serves on the Boards of Directors of QMS Inc., a manufacturer of monochrome and color laser printers, Synbiotics Corporation, manufacturer of animal health test kits and instruments and several private companies.

        ARCH J. MCGILL, 67, became a director of the Company in August 1993. Since October 1985, he has been President of Chardonnay, Inc., a venture capital investment and executive business advisory services company. Mr. McGill serves on the Boards of Directors of ACT Networks, Inc., a manufacturer of network access products, and CIBER, Inc., a provider of system integration services.

        MICHAEL A. MCMANUS, JR., 56, became a director of the Company in August 1993. He is presently the President and CEO of Misonix Inc., a medical device company. From November 1991 to March 1998, he was President and Chief Executive Officer of New York Bancorp, Inc., the holding company for Home Federal Savings Bank. Mr. McManus also serves on the Boards of Directors of National Wireless Holdings Inc., a communications company, Novavax, Inc., a biopharmaceutical company, and the United States Olympic Committee.

        HENRY MADRID, 43, Vice President, Finance and Chief Financial Officer. Mr. Madrid, a certified public accountant, joined the Company as Vice President of Finance and Chief Financial Officer in January 1990.

        BRIAN IRVINE, 54, Vice President, Engineering. Mr. Irvine joined the Company in April 1990, and has held various engineering positions in the Company including Director of Engineering, before being promoted to Vice President of Engineering in December 1997.

        ROBERT CELLUCCI, 57, Vice President, Operations. Mr. Cellucci joined the Company in February 1998 as the Vice President of Operations. Prior to joining the Company, from 1994 to August 1997, Mr. Cellucci served as the Vice President of Operations at Ion Systems, a manufacturer of static control equipment and systems, and from

September 1997 to January 1998 served as Manufacturing and Materials consultant for Cyberdent, a dental equipment start-up.

        There are no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely upon a review of the copies of such forms furnished to the Company, the absence of a Form 3 or Form 5 or written representations that no Forms 5 were required, the Company believes that, during fiscal year 1999, its officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.


ITEM 11. EXECUTIVE COMPENSATION.

        The following Summary Compensation Table shows compensation paid by the Company for services rendered during fiscal years 1999, 1998 and 1997 to the person who was the Company's Chief Executive Officer and the other executive officers of the Company who received salary and bonus compensation which exceeded $100,000 in fiscal year 1999.

                           SUMMARY COMPENSATION TABLE


                                                   ANNUAL COMPENSATION  LONG-TERM COMP.
                                                   -------------------  ---------------    ALL OTHER
NAME AND PRINCIPAL POSITION                         YEAR     SALARY($)    OPTIONS(1)     COMPENSATION($)
---------------------------                         ----     ---------  ---------------  ---------------
J. Richard Ellis .............................      1999      165,000           --           1,000(2)
   President and Chief Executive Officer            1998      157,000      225,000+          1,000(2)
                                                    1997      152,000       75,000           1,000(2)

Henry Madrid .................................      1999      116,000           --           1,000(2)
  Vice President, Finance and                       1998      115,000       50,000+          1,000(2)
  Chief Financial Officer                           1997      108,000       50,000           1,000(2)

Brian Irvine .................................      1999      114,000           --           1,000(2)
   Vice President, Engineering                      1998      109,000       65,000+          1,000(2)
                                                    1997       99,000       50,000           1,000(2)

Robert Cellucci ..............................      1999      109,000           --           1,000(2)
 Vice President, Operations(3)                      1998       97,000       50,000           1,000(2)
                                                    1997           --           --              --

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

(3) Mr. Cellucci joined the Company in February 1998.

                        OPTION GRANTS IN LAST FISCAL YEAR


         No options were granted to any of the named executive officers during fiscal 1999.


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES


        The following table provides information on the value of options exercised in fiscal 1999 and the value of unexercised in-the-money options held by the named executive officers as of December 31, 1999.


                                                          NUMBER OF SECURITIES
                                                               UNDERLYING                    VALUE OF UNEXERCISED
                                                          UNEXERCISED OPTIONS              IN-THE-MONEY OPTIONS AT
                             SHARES                      AT DECEMBER 31, 1999                DECEMBER 31, 1999(1)
                           ACQUIRED ON     VALUE     ----------------------------      -------------------------------
         NAME               EXERCISE     REALIZED    EXERCISABLE    UNEXERCISABLE      EXERCISABLE       UNEXERCISABLE
         ----              -----------   --------    -----------    -------------      -----------       -------------
J. Richard Ellis .......       --           --          89,063         135,938           $117,000           $178,000
Henry Madrid ...........       --           --          19,792          30,208           $ 26,000           $ 40,000
Brian Irvine ...........       --           --          25,729          39,271           $ 34,000           $ 52,000
Robert Cellucci ........       --           --          19,792          30,208           $ 26,000           $ 40,000

----------

(1) Market value of underlying securities at year-end minus the exercise price of "in-the-money" options. The closing sale price for the Company's Common Stock as of December 31, 1999 on the NASDAQ Small Cap Market System was $2.063.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Frank T. Connors, Michael A. McManus, Jr. and F. Rigdon Currie comprised the Board's Compensation Committee during fiscal 1999. Mr. Connors has been Secretary of the Company since May 1990 and was the Chief Executive Officer of the Company from May 1990 to December 1994. Neither Mr. McManus nor Mr. Currie was during fiscal 1999 an officer or employee of the Company, and neither has been an officer or employee of the Company. Please see "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a discussion of certain relationships and transactions between Mr. Currie and the Company. During fiscal year 1999, no executive officer of the Company (i) served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on the Company's Compensation Committee, (ii) served as a director of another entity, one of whose executive officers served on the Company's Compensation Committee, or (iii) served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of March 15, 2000, as to
(a) all directors, (b) the named executive officers identified in the Summary Compensation Table located in Item 11, (c) all directors and executive officers as a group, and (d) each person known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities.

Each share of the Company's Series C, Series D, Series E and Series I through Series O Preferred Stock is convertible into one share of Common Stock and is entitled to one vote per share. Each share of the Company's Series F Preferred Stock is convertible into two shares of Common Stock and is entitled to two votes per share. Each share of Series G, Series H and Series P through Series W Preferred Stock is convertible into ten shares of Common Stock and is entitled to ten votes per share. Because the Company's outstanding Preferred Stock votes together with and has the same rights to cumulative voting as the Common Stock, the number of shares held by each beneficial owner includes all shares of Common Stock and Preferred Stock on an as-if-converted basis, and "Percentage of Class" represents the total of the Company's Common and Preferred Stock, on an as-if-converted basis, issued and outstanding as of March 15, 2000. Except as otherwise indicated, the Company believes, based on information furnished by such owners, that the beneficial owners of the Common Stock and Preferred Stock have sole investment and voting power with respect to such shares, subject to applicable community property laws.

        NAME AND ADDRESS                    AMOUNT AND NATURE OF      PERCENT
      OF BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP      OF CLASS
      -------------------                   --------------------      --------
MK Global Ventures +...............               773,744(1)             4.5%

MK Global Ventures II +............               913,982(2)             5.3%

MK GVD Fund +......................            11,711,211(3)            77.1%

Michael D. Kaufman +...............            14,988,933(4)(7)         87.0%

Frank T. Connors ++................               132,558(5)              *

J. Richard Ellis ++................               122,500(6)              *

F. Rigdon Currie ++................                50,000(7)              *

Arch J. McGill ++..................                50,000(7)              *

Michael A. McManus, Jr. ++.........                62,500(7)              *

Brian Irvine ++....................                36,480(8)              *

Robert Cellucci ++.................                25,000(9)              *

Henry Madrid ++....................                55,661(10)             *

Directors and Executive Officers as
a group (ten (10) persons).........            15,523,632(11)           88.0%

----------------

*   Less than 1%

+ The address of such beneficial owner is 2471 E. Bayshore Road, Palo Alto, CA 94303.

++ The address of such beneficial owner is c/o DISC, Inc., 372 Turquoise Street, Milpitas, CA 95035.

(1) MK Global Ventures beneficially owns 759,093 shares of Common Stock and 10,465 shares of Series C Preferred Stock. See the first paragraph of this
     Item 12 for a description of the conversion and voting rights with respect to the Series C Preferred Stock. Beneficial ownership also includes warrants for 4,186 shares of Common Stock exercisable on March 15, 2000 or within 60 days thereafter.

(2) MK Global Ventures II beneficially owns 310,462 shares of Common Stock, 361,831 shares of Series C Preferred Stock and 77,566 shares of Series I Preferred Stock. See the first paragraph of this Item 12 for a description of the conversion and voting rights with respect to the Series C and Series I Preferred Stock. Beneficial ownership also includes warrants for 164,123 shares of Common Stock exercisable on March 15, 2000 or within 60 days thereafter.

(3) MK GVD Fund beneficially owns 595,049 shares of Common Stock; 333,333 shares of the Series D Preferred Stock; 375,000 shares of the Series E Preferred Stock; 250,000 shares of the Series F Preferred Stock; 97,500 shares of the Series G Preferred Stock; 26,109 shares of the Series H Preferred Stock; 84,999 shares of the Series I Preferred Stock; 244,966 shares of the Series J Preferred Stock; 235,110 shares of the Series K Preferred Stock; 199,275 shares of the Series L Preferred Stock; 179,372 shares of the Series M Preferred Stock; 666,667 shares of the Series N Preferred Stock; 1,320,755 shares of the Series O Preferred Stock; 336,585 shares of the Series P Preferred Stock; 112,097 shares of the Series Q Preferred Stock; 86,207 shares of the Series R Preferred Stock; 96,875 shares of the Series S Preferred Stock; 16,089 shares of the Series T Preferred Stock; 389,610 shares of the Series U Preferred Stock; 660,380 shares of the Series V Preferred Stock; and 302,010 shares of the Series W Preferred Stock. See the first paragraph of this Item 12 for a description of the conversion and voting rights with respect to the different series of Preferred Stock. Beneficial ownership also includes warrants for 2,445,563 shares of Common Stock exercisable on March 15, 2000 or within 60 days thereafter.

(4) Includes Common Stock and Preferred Stock beneficially owned by MK Global Ventures, MK Global Ventures II and MK GVD Fund, as separately described in notes (1), (2) and (3) above. Mr. Kaufman is the managing general partner of each of those funds. Beneficial ownership also includes warrants for 2,613,872 shares of Common Stock exercisable on March 15, 2000 or within 60 days thereafter.

(5) Includes 75,000 shares of Common Stock issuable upon exercise of stock options exercisable on March 15, 2000 or within 60 days thereafter.

(6) Includes 77,083 shares of Common Stock issuable upon exercise of stock options exercisable on March 15, 2000 or within 60 days thereafter.

(7) Includes 50,000 shares of Common Stock issuable upon exercise of stock options exercisable on March 15, 2000 or within 60 days thereafter.

(8) Includes 32,500 shares of Common Stock issuable upon exercise of stock options exercisable on March 15, 2000 or within 60 days thereafter.

(9) Includes 25,000 shares of Common Stock issuable upon exercise of stock options exercisable on March 15, 2000 or within 60 days thereafter.

(10) Includes 25,000 shares of Common Stock issuable upon exercise of stock options exercisable on March 15, 2000 or within 60 days thereafter.

(11) Includes 470,000 shares of Common Stock issuable upon exercise of stock options and Warrants for 2,613,872 shares of Common Stock exercisable on March 15, 2000 or within 60 days thereafter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


        During the quarter ended March 31, 1999, the Company issued $325,000 in principal amount of subordinated convertible debentures to MK GVD Fund. On March 31, 1999, such debentures were converted into 16,089 shares of the Series T Preferred Stock, each initially convertible into ten shares of Common Stock at a price of $2.02 per share, and warrants to purchase 40,222 shares of Common Stock at an exercise price of $2.53.

        During the quarter ended June 30, 1999, the Company issued $600,000 in principal amount of subordinated convertible debentures to MK GVD Fund. On June 30, 1999, those debentures were converted into 38,961 shares of Series U Preferred Stock, each initially convertible into ten shares of Common Stock at a price of $1.54 per share, and warrants to purchase 97,402 shares of Common Stock at an exercise price of $1.93.

        During the quarter ended September 30, 1999, the Company issued $700,000 in principal amount of subordinated convertible debentures to MK GVD Fund. On September 30, 1999, those debentures were converted into 66,038 shares of Series V Preferred Stock, each initially convertible into ten shares of Common Stock at a price of $1.06 per share, and warrants to purchase 165,094 shares of Common Stock at an exercise price of $1.33.

        During the quarter ended December 31, 1999, the Company issued $450,000 in principal amount of subordinated convertible debentures to MK GVD Fund. On December 31, 1999, those debentures were converted into 30,201 shares of Series W Preferred Stock each initially convertible into ten shares of Common Stock at a price of $1.49 per share, and warrants to purchase 75,503 shares of Common Stock at an exercise price of $1.86.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements.

        The financial statements of the Company as set forth under Item 8 of this Annual Report on Form 10-K are presented herein at the pages noted.

                                                                   PAGE NUMBERS
                                                                   ------------
Report of Independent Accountants                                        35

Balance Sheet - December 31, 1999 and 1998                               23

Statement of Operations - For the Three Years Ended                      24
December 31, 1999

Statement of Shareholders' Equity - For the Three                        25
Years Ended December 31, 1999

Statement of Cash Flows - For the Three Years Ended                      26
December 31, 1999

Notes to Financial Statements                                         27-34

        2. Financial Statement Schedules.

        Financial statement schedules have been omitted because they are not required or applicable, or the information required to be set forth therein is included in the financial statements or notes thereto.

        3. Exhibits.

        The exhibits set forth below, and listed on the accompanying index to exhibits, are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

 EXHIBIT
 NUMBER                              DESCRIPTION
--------                             -----------
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

   3.5      Certificate of Determination of Preferences of Series F Preferred
            Stock, as filed with the California Secretary of State on September
            18, 1995, incorporated herein by this reference to Exhibit 3.5 to the Company's 1995 Form 10-K

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

   3.17     Certificate of Determination of Preferences of Series P Preferred
            Stock, as filed with the California Secretary of

 EXHIBIT
 NUMBER                              DESCRIPTION
--------                             -----------
            State on October 9, 1998, incorporated herein by this reference to
            Exhibit 3.2 to the Company's 1998 Third Quarter Form 10-Q.

   3.18     Certificate of Determination of Preferences of Series Q Preferred
            Stock, as filed with the California Secretary of State on October 9, 1998, incorporated herein by this reference to Exhibit 3.18 to the Company's Annual Report on Form 10-K for the year ended December 31,
            1998 (the "1998 Form 10-K")

   3.19     Certificate of Determination of Preferences of Series R Preferred
            Stock, as filed with the California Secretary of State on January
            12, 1999, incorporated herein by this reference to Exhibit 3.19 to the Company's 1998 Form 10-K

   3.20     Certificate of Determination of Preferences of Series S Preferred
            Stock, as filed with the California Secretary of State on January
            12, 1999, incorporated herein by this reference to Exhibit 3.20 to the Company's 1998 Form 10-K.

   3.21     Certificate of Determination of Preferences of Series T Preferred
            Stock, as filed with the California Secretary of State on December
            31, 1999.

   3.22     Certificate of Determination of Preferences of Series U Preferred
            Stock, as filed with the California Secretary of State on December
            31, 1999.

   3.23     Certificate of Determination of Preferences of Series V Preferred
            Stock, as filed with the California Secretary of State on December
            31, 1999.

   3.24     Certificate of Determination of Preferences of Series W Preferred
            Stock, as filed with the California Secretary of State on January
            26, 2000.

   3.25 Bylaws, incorporated herein by this reference to Exhibit 3.3 to the S-1 Registration Statement.

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

 EXHIBIT
 NUMBER                              DESCRIPTION
--------                             -----------
            Loan and Security Agreement dated December 14, 1994 between the
            Company and CoastFed Business Credit

  10.14 Corporation, as amended to date, incorporated herein by this reference to Exhibit 10.14 to the Company's 1995 Form 10-K.

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

  10.23     Seventh Amendment to Convertible Debenture Purchase Agreement, dated
            December 30, 1998, incorporated herein by this reference to Exhibit
            10.23 to the Company's 1998 Form 10-K.

  10.24     Eighth Amendment to Convertible Debenture Purchase Agreement, dated
            March 31, 1999, incorporated herein by this reference to Exhibit
            10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

  10.25     Ninth Amendment to Convertible Debenture Purchase Agreement, dated
            June 30, 1999, incorporated herein by this reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

  10.26     Tenth Amendment to Convertible Debenture Purchase Agreement, dated
            September 30, 1999, incorporated herein by this reference to Exhibit
            10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

  23        Consent of PricewaterhouseCoopers LLP.

  25        Power of Attorney (included on Signature Page).

  27        Financial Data Schedule.

------------

*   Indicates management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

        No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April 2000.

                                         DISC, Inc.

                                         By /s/ Richard Ellis
                                           ----------------------------------
                                           J. Richard Ellis
                                           President and Chief Executive Officer

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

  /s/ Richard Ellis                              President, Chief Executive Officer                   April 14, 2000
-----------------------------------              and Chairman of the Board of Directors
 (J. Richard Ellis)                              (Principal Executive Officer)


  /s/   Henry Madrid                             Vice President of Finance                            April 14, 2000
-----------------------------------              and Chief Financial Officer
 (Henry Madrid)                                  (Principal Financial and Accounting Officer)


  /s/ Frank T. Connors                           Director                                             April 14, 2000
-----------------------------------
 (Frank T. Connors)


  /s/ F. Rigdon Currie                           Director                                             April 14, 2000
-----------------------------------
 (F. Rigdon Currie)


  /s/   Michael D. Kaufman                       Director                                             April 14, 2000
-----------------------------------
 (Michael D. Kaufman)


  /s/   Arch J. McGill                           Director                                             April 14, 2000
-----------------------------------
 (Arch J. McGill)

  /s/   Michael A. McManus,                      Director                                             April 14, 2000
  (Michael  A. McManus, Jr.)

                              FINANCIAL STATEMENTS

DISC, INC.
BALANCE SHEET


                                                                                DECEMBER 31,
                                                                       -------------------------------
                                                                           1999               1998
                                                                       ------------       ------------
                                ASSETS

Cash ............................................................      $  1,126,000       $    828,000
Accounts receivable, net ........................................         1,677,000          2,097,000
Inventories .....................................................         1,447,000          1,512,000
Prepaids and deposits ...........................................           129,000            103,000
                                                                       ------------       ------------
        Total current assets ....................................         4,379,000          4,540,000
Property and equipment, net .....................................           469,000            430,000
                                                                       ------------       ------------
                                                                       $  4,848,000       $  4,970,000
                                                                       ============       ============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable ................................................      $  1,026,000       $    772,000
Borrowings under credit line ....................................         1,165,000          1,632,000
Accrued expenses and other liabilities ..........................           588,000            525,000
                                                                       ------------       ------------
        Total current liabilities ...............................         2,779,000          2,929,000

Shareholders' equity:
   Convertible Preferred Stock; no par value, 10,000,000 shares authorized; 4,950,501 and 4,799,212 shares issued and
       outstanding...............................................        17,022,000         14,947,000
   Common Stock; no par value, 20,000,000 shares authorized;
       3,711,592 and 3,695,434 shares issued and outstanding.....        12,065,000         12,053,000
   Accumulated deficit ..........................................       (27,018,000)       (24,959,000)
                                                                       ------------       ------------
        Total shareholders' equity ..............................         2,069,000          2,041,000
                                                                       ------------       ------------
                                                                       $  4,848,000       $  4,970,000
                                                                       ============       ============

                 See accompanying notes to financial statements.

DISC, INC.
STATEMENT OF OPERATIONS


                                                             YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                    1999              1998              1997
                                                -----------       -----------       -----------
Net sales .................................       9,746,000       $ 9,145,000       $ 8,655,000
                                                -----------       -----------       -----------
Costs and expenses:
    Cost of sales .........................       7,315,000         6,924,000         6,704,000
    Research and development ..............       1,111,000         1,290,000         1,439,000
    Marketing and sales ...................       2,169,000         2,011,000         1,960,000
    General and administrative ............       1,085,000         1,030,000           924,000
                                                -----------       -----------       -----------
        Total costs and expenses ..........      11,680,000        11,255,000        11,027,000
                                                -----------       -----------       -----------
Loss from operations ......................      (1,934,000)       (2,110,000)       (2,372,000)
Interest and other expense, net ...........        (125,000)         (125,000)         (117,000)
                                                -----------       -----------       -----------
Net loss ..................................     $(2,059,000)      $(2,235,000)      $(2,489,000)
                                                -----------       -----------       -----------
Basic and diluted net loss per share ......     $     (0.56)      $     (0.64)      $     (0.75)
                                                -----------       -----------       -----------
Weighted average common shares for
 basic and diluted net loss per share
 calculation ..............................       3,700,000         3,515,000         3,308,000

                 See accompanying notes to financial statements.

DISC, INC.
STATEMENT OF SHAREHOLDERS' EQUITY


                                                PREFERRED STOCK                COMMON STOCK                 ACCUMULATED
                                           ---------------------------    -----------------------   ---------------------------
                                             SHARES          AMOUNT        SHARES       AMOUNT        DEFICIT          TOTAL
                                           -----------    ------------    ---------   -----------   ------------    -----------
Balance at December 31, 1996 ...........     2,114,880    $ 10,442,000    3,279,532   $10,925,000   $(20,235,000)   $ 1,132,000

Exercise of Common Stock Options .......            --              --       54,791       128,000             --        128,000
Issuance of Series K Convertible
   Preferred Stock and Warrants
   for Common Stock, net ...............       235,110         750,000           --            --             --        750,000
Issuance of Series L Convertible
   Preferred Stock and Warrants
   for Common Stock, net ...............       199,275         550,000           --            --             --        550,000
Issuance of Series M Convertible
   Preferred Stock and Warrants
   for Common Stock, net ...............       179,372         400,000           --            --             --        400,000
Issuance of Series N Convertible
   Preferred Stock and Warrants
   for Common Stock, net ...............       666,667         600,000           --            --             --        600,000
Net loss for the period ................            --              --           --            --     (2,489,000)    (2,489,000)
                                           -----------    ------------    ---------   -----------   ------------    -----------
Balance at December 31, 1997 ...........     3,395,304      12,742,000    3,334,323    11,053,000    (22,724,000)     1,071,000

Conversion of Preferred Stock into
     Common Stock ......................      (248,611)     (1,000,000)     361,111     1,000,000             --             --
Issuance of Series O Convertible
   Preferred Stock and Warrants
   for Common Stock, net ...............     1,320,755       1,400,000           --            --             --      1,400,000
Issuance of Series P Convertible
   Preferred Stock and Warrants
   for Common Stock, net ...............        36,585         300,000           --            --             --        300,000
Issuance of Series Q Convertible
   Preferred Stock and Warrants
   for Common Stock, net ...............       112,097         695,000           --            --             --        695,000
Issuance of Series R Convertible
   Preferred Stock and Warrants
   for Common Stock, net ...............        86,207         500,000           --            --             --        500,000
Issuance of Series S Convertible
   Preferred Stock and Warrants
   for Common Stock, net ...............        96,875         310,000           --            --             --        310,000
Net loss for the period ................            --              --           --            --     (2,235,000)    (2,235,000)
                                           -----------    ------------    ---------   -----------   ------------    -----------
Balance at December 31, 1998 ...........     4,799,212      14,947,000    3,695,434    12,053,000    (24,959,000)     2,041,000

Exercise of Common Stock Options .......            --              --       16,158        12,000             --         12,000
Issuance of Series T Convertible
   Preferred Stock and Warrants
   for Common Stock, net ...............        16,089         325,000           --            --             --        325,000
Issuance of Series U Convertible
   Preferred Stock and Warrants
   for Common Stock, net ...............        38,961         600,000           --            --             --        600,000
Issuance of Series V Convertible
   Preferred Stock and Warrants
   for Common Stock, net ...............        66,038         700,000           --            --             --        700,000
Issuance of Series W Convertible
   Preferred Stock and Warrants
   for Common Stock, net ...............        30,201         450,000           --            --             --        450,000
Net loss for the period ................            --              --           --            --     (2,059,000)    (2,059,000)
                                           -----------    ------------    ---------   -----------   ------------    -----------
Balance at December 31, 1999 ...........     4,950,501    $ 17,022,000    3,711,592   $12,065,000   $(27,018,000)   $ 2,069,000
                                           ===========    ============    =========   ===========   ============    ===========

                 See accompanying notes to financial statements.

DISC, INC.
STATEMENT OF CASH FLOWS


                                                                         YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------------
                                                                1999             1998             1997
                                                             -----------      -----------      -----------
Cash flows from operating activities:
    Net loss ...........................................     $(2,059,000)     $(2,235,000)     $(2,489,000)
    Adjustments to reconcile net loss to cash used
      in operating activities:
    Depreciation expense ...............................         134,000          263,000          121,000
    Changes in assets and liabilities:
        Accounts receivable ............................         420,000         (329,000)        (338,000)
        Inventories ....................................          65,000          (47,000)         397,000
        Prepaids and deposits ..........................         (26,000)         (30,000)          (1,000)
        Accounts payable ...............................         254,000         (560,000)        (253,000)
        Accrued expenses and other liabilities .........          63,000          122,000           33,000
                                                             -----------      -----------      -----------
Net cash used in operating activities ..................      (1,149,000)      (2,816,000)      (2,530,000)
                                                             -----------      -----------      -----------
Cash used in investing activities for capital
expenditures ...........................................        (173,000)        (291,000)         (18,000)
                                                             -----------      -----------      -----------

Cash flows from financing activities:
    Borrowings under line of credit, net ...............        (467,000)         294,000          251,000
    Proceeds from issuance of Common Stock .............          12,000               --          128,000
    Proceeds from issuance of Preferred Stock
      and Warrants for Common Stock ....................       2,075,000        3,205,000        2,300,000
                                                             -----------      -----------      -----------
Cash provided by financing activities ..................       1,620,000        3,499,000        2,679,000
                                                             -----------      -----------      -----------
Net increase in cash ...................................         298,000          392,000          131,000
Cash at beginning of the year ..........................         828,000          436,000          305,000
                                                             -----------      -----------      -----------
Cash at end of the year ................................     $ 1,126,000      $   828,000      $   436,000
                                                             -----------      -----------      -----------
Supplemental disclosure of cash flow information:
    Interest paid ......................................     $   125,000      $   125,000      $   114,000
                                                             -----------      -----------      -----------

                 See accompanying notes to financial statements.

DISC, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY:

DISC, INC. ("the Company") is engaged in the marketing, development and manufacturing of optical disk storage units.

Subsequent to year end, the Company received a commitment from its largest investor for additional equity financing of up to $2,000,000, if necessary, through the issuance of Preferred Stock. The Company believes that this cash, together with cash generated from operations, will be sufficient to meet its operating requirements at least through the end of 2000, although the Company anticipates that it will continue to incur net losses for the foreseeable future. The ability to sustain its operations for a significant period after December 31, 2000, will depend on the Company's ability to significantly increase sales or raise significant additional equity or debt financing.

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

CERTAIN RISKS AND CONCENTRATIONS

At December 31, 1999, substantially all of the Company's cash and cash equivalents were invested with one financial institution.

The Company performs ongoing credit evaluations of its customers' financial condition and, generally requires no collateral from its customers. At December 31, 1999, two customers represented 29% and 11%, respectively, of the accounts receivable balance. At December 31, 1998, no customer represented 10% or more of the accounts receivable balance. At December 31, 1997, one customer represented 22% of the accounts receivable balance. The Company maintains an allowance for doubtful accounts receivable based upon the collectibility of all accounts receivable.

In 1999, one customer accounted for 23% of net sales. No customer accounted for more than 10% of net sales in fiscal 1998 and 1997.

FINANCIAL INSTRUMENTS

The carrying amount of the Company's financial instruments, including cash and equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase and money market funds to be cash equivalents.

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

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 accounts for income taxes under an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of timing differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

COMPREHENSIVE INCOME (LOSS)

For the three years in the period ended December 31, 1999, there were no elements of comprehensive income (loss), except for the net losses.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. The Company currently does not hold derivative instruments or engage in hedging activities.

NOTE 3 - BALANCE SHEET DETAILS:

                                                             DECEMBER 31,
                                                     ----------------------------
                                                        1999             1998
                                                     -----------      -----------
Accounts Receivable:
  Trade accounts receivable ....................     $ 1,842,000      $ 2,231,000
    Less:  Allowance for doubtful accounts .....        (165,000)        (134,000)

                                                     -----------      -----------
                                                     $ 1,677,000      $ 2,097,000
                                                     ===========      ===========

Inventories:
   Raw materials ...............................     $   824,000      $   893,000
   Work-in-process .............................         546,000          530,000
   Finished goods ..............................          77,000           89,000

                                                     -----------      -----------
                                                     $ 1,447,000      $ 1,512,000
                                                     ===========      ===========

Property and Equipment:
   Computer and other equipment ................     $   596,000      $   848,000

   Tooling .....................................         136,000          234,000
   Evaluation units ............................         555,000          628,000
   Leasehold improvements ......................          23,000           21,000
   Furniture and fixtures ......................          45,000           67,000
                                                     -----------      -----------
                                                     $ 1,355,000        1,798,000

    Less: Accumulated depreciation and
      amortization .............................        (886,000)      (1,368,000)
                                                     -----------      -----------
                                                     $   469,000      $   430,000
                                                     ===========      ===========

NOTE 4 - DEBT:

The Company has had a line of credit agreement with a financial institution since 1994 and which was amended in December 1999 to extend the expiration date to December 2000. This agreement requires the Company to comply with certain financial convenants. Borrowings under this facility are limited to the lesser of $2,000,000 or 80% of eligible receivables. At December 31, 1999 and 1998, $1,165,000 and $1,632,000, respectively, were outstanding under the line. Borrowings under this facility bear interest at the bank's prime rate plus 2% (10.50% at December 31, 1999) with a minimum of 9% and are secured by substantially all of the assets of the Company. In addition, the agreement requires a minimum interest charge of $9,000 per month. At December 31, 1999, the Company was in compliance with the covenants.

NOTE 5 - CONVERTIBLE PREFERRED STOCK:

Information with regard to the Company's Preferred Stock as of December 31, 1999 is summarized in the following table:

                                                                                         PROCEEDS
                                      SHARES         COMMON STOCK                         NET OF
                    SHARES          ISSUED AND        CONVERSION         LIQUIDATION     ISSUANCE
    SERIES        AUTHORIZED        OUTSTANDING         RATIO            PREFERENCES       COST
    ------        ----------        -----------      -------------       -----------   -----------
      C             372,296           372,296          1 to 1              $ 5.00      $ 1,861,000
      D             600,000           333,333          1 to 1                5.00        1,471,000
      E             500,000           375,000          1 to 1                4.00        1,480,000
      F             250,000           250,000          1 to 2                8.00        1,250,000
      G             110,000            97,500          1 to 10              20.00          950,000
      H              26,109            26,109          1 to 10              38.30        1,000,000
      I             167,065           167,065          1 to 1                4.19          700,000
      J             244,966           244,966          1 to 1                2.98          730,000
      K             235,110           235,110          1 to 1                3.19          750,000
      L             199,275           199,275          1 to 1                2.76          550,000
      M             179,372           179,372          1 to 1                2.23          400,000
      N             666,667           666,667          1 to 1                0.90          600,000
      O           1,320,755         1,320,755          1 to 1                1.06        1,400,000
      P              36,585            36,585          1 to 10               8.20          300,000
      Q             112,097           112,097          1 to 10               6.20          695,000
      R              86,207            86,207          1 to 10               5.80          500,000
      S              96,875            96,875          1 to 10               3.20          310,000
      T              16,089            16,089          1 to 10              20.20          325,000
      U              38,961            38,961          1 to 10              15.40          600,000
      V              66,038            66,038          1 to 10              10.60          700,000
      W              30,201            30,201          1 to 10              14.90          450,000
                 ----------         ---------                                          -----------
                  5,354,668         4,950,501                                          $17,022,000
Undesignated      4,645,332                --
                 ----------         ---------                                          -----------
Total            10,000,000         4,950,501                                          $17,022,000
                 ==========         =========                                          ===========


The holders of Series C Preferred Stock are entitled to receive $0.30 per share per annum cumulative dividends prior to and in preference to Common Shareholders. Such dividends are cumulative whether or not declared by the Board of Directors. The holders of Series D through W Preferred Stock are entitled to receive, when and if declared by the Board of Directors, dividends in the same amount per share as declared on the Company's Common Stock, with each share of Preferred Stock being treated for this purpose as the number of shares of Common Stock into which it is then convertible.

Each share of Preferred Stock has the number of votes equal to the number of shares of Common Stock into which it is then convertible. The Company has reserved sufficient shares of Common Stock to allow for the conversion of all outstanding Preferred Stock.

Shares of Series H through W Preferred Stock were issued pursuant to an agreement entered into in March 1996, as amended, with the Company's largest shareholder whereby the Company agreed to sell and the shareholder agreed to purchase subordinated convertible debentures. The conversion price of the debentures is 85% of the lower of the average closing price of the Company's Common Stock for the five trading days ended three days prior to the end of the quarter or the closing bid price on the last day of the quarter in which the convertible debentures are issued.

The Company issued Warrants in conjunction with the issuance of Preferred Stock. The Warrants entitle the holders to purchase the Company's Common Stock.

Holders of Preferred Stock received Warrants for the purchases of Common Stock as follows:

                          WARRANTS       EXERCISE
                         ISSUED AND        PRICE
         SERIES          OUTSTANDING     PER SHARE      DATE ISSUED
         ------          -----------     ---------     --------------
            C              148,918          $5.50         Mar 95
            D               95,000           5.50         Mar 95
            E              200,000           5.50       Mar - Sep 95
            F              125,000           5.50       Sep - Dec 95
            G              118,750           2.50         Mar 96
            H               65,273           4.85         Jun 96
            I               41,766           5.24         Sep 96
            J               61,242           3.73         Dec 96
            K               58,778           3.98         Mar 97
            L               49,819           3.45         Jun 97
            M               44,843           2.78         Sep 97
            N              166,666           1.13         Dec 97
            O              330,188           1.33         Feb 98
            P               91,462           0.82         Mar 98
            Q              280,242           0.78         Jun 98
            R              215,517           0.73         Sep 98
            S              242,187           0.40         Dec 98
            T               40,222           2.53         Mar 99
            U               97,402           1.93         Jun 99
            V              165,094           1.33         Sep 99
            W               75,503           1.86         Dec 99
                         ----------
                         2,713,872
                         ==========

All Warrants expire five years from the date of issuance.

NOTE 6 - STOCK OPTION PLAN:

At December 31, 1999, the Company had two stock-based compensation plans, which are described below:

THE 1990 PLAN

Under the 1990 Stock Option Plan, as amended in 1999 (the "1990 Plan"), employees, consultants and non-employee directors (prior to 1995) may be granted options for up to 1,350,000 shares of Common Stock which vest over a four year period from the date of grant. The options vest equally on a monthly basis unless it is the employee's or consultant's first stock grant, in which case vesting commences six months from the date of grant.

At December 31, 1999, 254,000 shares were available for grant under the 1990
Plan.

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

THE NON-EMPLOYEE OPTION PLAN

In 1995, the Board of Directors adopted and the shareholders approved the 1995 Stock Option Plan for Non-Employee Directors (the "Non-Employee Option Plan"). The Company has reserved 150,000 shares of Common Stock for issuance under this Plan. Under the Non-Employee Option Plan, each newly-elected non-employee director of the Company will be granted a non-statutory option to purchase 25,000 shares of the Company's

Common Stock. This option vests over a three year period. In addition, commencing in 1995, each non-employee director of the Company will be granted a non-statutory option to purchase 5,000 shares of the Company's Common Stock during each year of service as a director of the Company. These options vest immediately upon grant and are immediately exercisable.

At December 31, 1999, 25,000 shares were available for grant under the Non-Employee Option Plan.

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

The following table summarizes the combined activity of the 1990 Plan and the Non-Employee Option Plan for the years ended December 31, 1999, 1998 and 1997:


                                            1999                           1998                            1997
                                ------------------------------  ------------------------------  -------------------------------
                                              WEIGHTED-AVERAGE                WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
FIXED OPTIONS                     SHARES       EXERCISE PRICE     SHARES       EXERCISE PRICE     SHARES        EXERCISE PRICE
-------------                   ----------    ----------------  ----------    ----------------  ----------     ----------------
Outstanding at beginning
    of year                      1,098,000         $0.76         1,011,500         $3.80           771,600          $5.22
Granted                             89,000          1.61         1,162,850          0.76           499,900           1.86
                                                                                   -----
Exercised                          (16,158)         0.75                --            --                --             --
Forfeited/Canceled                 (77,109)         1.08        (1,076,350)         3.62          (260,000)          3.90
                                ----------         -----        ----------         -----        ----------          -----
Outstanding at end of year       1,093,733         $0.80         1,098,000         $0.76         1,011,500          $3.90
                                ==========         =====        ==========         =====        ==========          =====

Options exercisable at
    year-end                       483,915                         242,018                         452,200

Weighted-average fair
    value of options
    granted during the
    year                        $    1.521                      $    0.59                       $     1.14

The following table summarizes the combined information about options outstanding under the 1990 Plan and Non-Employee Option Plan at December 31, 1999:

                                                                                                OPTIONS EXERCISABLE
                                              OPTIONS OUTSTANDING                          -------------------------------
          RANGE               NUMBER           WEIGHTED-AVERAGE           WEIGHTED-          NUMBER            WEIGHTED-
            OF              OUTSTANDING            REMAINING               AVERAGE         EXERCISABLE          AVERAGE
     EXERCISE PRICES        AT 12/31/99       CONTRACTUAL LIFE        EXERCISE PRICE       AT 12/31/99      EXERCISE PRICE
     ---------------        -----------       -------------------     --------------       -----------      --------------
      $0.47 to $0.75          955,104                3.4                    $0.74           447,569              $0.74

      $1.00 to $2.00           98,229                4.6                    $1.45            36,188              $1.60

          $5.75                   400                0.4                    $5.75               400              $5.75

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

                                                       1999            1998           1997
                                                   ------------    ------------   ------------
Net  loss                      As Reported         $(2,059,000)    $(2,235,000)   $(2,489,000)
                               Pro Forma           $(2,483,000)    $(2,649,000)   $(2,678,000)

Basic and diluted net
 loss per share                As Reported         $     (0.56)    $     (0.64)   $     (0.75)
                               Pro Forma           $     (0.67)    $     (0.75)   $     (0.81)

The compensation cost calculated under SFAS 123 is based on options granted from 1995 through 1999, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of the pro forma effects of option grants on reported net income for future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997: expected volatility of 144.5% for 1999, 112.9% for 1998 and 76.7% for 1997; dividend yield of 0% for all years; risk-free interest rates for the last day of the month in which the options were granted; and expected lives of 4 years for the 1990 Option Plan and 5 years for the Non-Employee Option Plan.

NOTE 7 - INCOME TAXES:

No provisions for federal or state income taxes were recorded for the years ended December 31, 1999, 1998 and 1997 as the Company incurred net operating losses during these years.

Significant components of the Company's deferred tax assets are as follows:

                                                                   DECEMBER 31,
                                                         -------------------------------
                                                             1999               1998
                                                         -------------      ------------
Net operating loss carryforwards ....................    $  8,910,000         8,240,000

Credit carryforwards ................................         967,000           941,000

Capitalized research and development expenses .......         311,000           246,000
Reserves and other ..................................         254,000           237,000
                                                         ------------       -----------
Deferred tax assets .................................      10,442,000         9,700,000

Valuation allowance .................................     (10,442,000)       (9,700,000)
                                                         ------------       -----------
                                                         $         --       $        --
                                                         ------------       -----------


Management believes that it is more likely than not that the deferred tax assets will not be utilized. Accordingly, a full valuation allowance has been recorded.

At December 31, 1999, the Company had approximately $25,171,000 of federal and $8,072,000 of state net operating loss carryforwards available to offset future taxable income which expire in varying amounts beginning in 2000. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% as defined, over a three year period.

The benefit for income taxes differed from the amount determined by applying U.S. statutory income tax rates to income before income taxes. A reconciliation is summarized below:

                                                   DECEMBER 31,
                                              ----------------------
                                                 1999         1998
                                              ---------     --------
Tax benefit at statutory rate...........      $(701,000)    $(760,000)
Non-recognition of tax benefit and other        701,000       760,000
                                              ---------     ---------
                                              $      --     $      --
                                              ---------     ---------

NOTE 8 - COMMITMENTS

The Company occupies its facility under a non-cancelable operating lease agreement which expires on October 31, 2000. The lease requires the Company to pay property taxes and insurance.

The total minimum lease payments under the lease at December 31, 1999, excluding insurance, normal maintenance and certain property taxes, are $134,000.

Total rental expense under operating leases, including month-to-month rentals, was $159,000, $181,000 and $183,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 9 - NET LOSS PER SHARE

Options and Warrants to purchase shares, and Convertible Preferred Stock outstanding totaling 11,109,059 were not included in the computation of diluted net loss per share, as their effect was antidilutive for the periods presented. Therefore, both the basic and diluted net loss per share computations resulted in the same number and there were no reconciling items.

NOTE 10 - OPERATING SEGMENTS

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports. It also establishes standards for related disclosures about products, geographic areas and major customers. The Company operates in one industry segment.

Enterprise-wide information is provided in accordance with SFAS 131.

The Company sells its products predominately in the United States. No other geographic region accounted for more than 10% of net sales in fiscal 1999, 1998, or 1997.

The Company has no long-lived assets outside the United States in any of the years presented.

The following table presents external net sales of similar products and services:


                                                 1999         1998           1997
                                             ----------     ----------    -----------
Storage devices and services.............    $8,622,000      8,779,000     $8,408,000
Media....................................     1,124,000        366,000        247,000
                                             ----------     ----------     ----------
                                             $9,746,000     $9,145,000     $8,655,000
                                             ==========     ==========     ==========

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF DISC, INC.

In our opinion, the accompanying balance sheet and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of DISC, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
San Jose, California
January 26, 2000, except as to Note 1, which is as of March 31, 2000

                                   DISC, INC.
                                    FORM 10-K
                                  EXHIBIT INDEX


   3.21     Certificate of Determination of Preferences of Series T Preferred
            Stock, as filed with the California Secretary of State on December 31, 1999.

   3.22     Certificate of Determination of Preferences of Series U Preferred
            Stock, as filed with the California Secretary of State on December 31, 1999.

   3.23     Certificate of Determination of Preferences of Series V Preferred
            Stock, as filed with the California Secretary of State on December 31, 1999.

   3.24     Certificate of Determination of Preferences of Series W Preferred
            Stock, as filed with the California Secretary of State on January 26, 2000.

    23      Consent of PricewaterhouseCoopers LLP.

    24      Power of Attorney (included on Signature Page).

    27      Financial Data Schedule.