Form 10-Q
period 2000-03-31
DISC INC/CA
filed 2000-05-15
CIK 891788

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock as of April 30, 2000 was 3,805,798

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                   DISC, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                    March 31, 2000    December 31, 1999
                                                    --------------    -----------------
ASSETS
Current assets:
  Cash                                               $    916,000       $  1,126,000
  Accounts receivable                                   1,197,000          1,677,000
  Inventories                                           1,724,000          1,447,000
  Prepaids and deposits                                   165,000            129,000
                                                     ------------       ------------
        Total current assets                            4,002,000          4,379,000

Property and equipment, net                               442,000            469,000
                                                     ------------       ------------
                                                     $  4,444,000       $  4,848,000
                                                     ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                 $    814,000       $  1,026,000
    Borrowings under credit line                          879,000          1,165,000
    Accrued expenses and other liabilities                621,000            588,000
                                                     ------------       ------------
        Total current liabilities                       2,314,000          2,779,000
                                                     ------------       ------------

Shareholders' equity:
Convertible Preferred Stock; no par value:
    10,000,000 shares authorized; 4,983,301
    and 4,950,501 shares issued and outstanding        17,842,000         17,022,000
Common Stock; no par value: 20,000,000
    shares authorized; 3,805,798
    and 3,711,592 shares issued and outstanding        12,137,000         12,065,000
  Accumulated deficit                                 (27,849,000)       (27,018,000)
                                                     ------------       ------------
        Total shareholders' equity                      2,130,000          2,069,000
                                                     ------------       ------------
                                                     $  4,444,000       $  4,848,000
                                                     ============       ============

      See the accompanying condensed notes to these financial statements.

                                   DISC, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended March 31,
                                                -----------------------------
                                                    2000              1999
                                                -----------       -----------
      Net sales                                 $ 1,615,000       $ 2,704,000
                                                -----------       -----------

      Costs and expenses:
         Cost of sales                            1,374,000         1,903,000
         Research and development                   280,000           286,000
         Marketing and sales                        493,000           508,000
         General and administrative                 272,000           270,000
                                                -----------       -----------
              Total cost and expenses             2,419,000         2,967,000
                                                -----------       -----------
      Loss from operations                         (804,000)         (263,000)
      Interest and other expense, net               (27,000)          (36,000)
                                                -----------       -----------
      Net loss                                     (831,000)         (299,000)
                                                -----------       -----------
      Basic and diluted net loss per share      $     (0.22)      $     (0.08)
                                                ===========       ===========
      Weighted and average common shares
      for  basic and diluted net loss per
      share calculations                          3,772,000         3,698,000
                                                ===========       ===========

      See the accompanying condensed notes to these financial statements.

                                   DISC, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                        Three Months ended March 31,
                                                       -----------------------------
                                                           2000              1999
                                                       -----------       -----------
Cash flows from operating activities:
  Net loss                                             $  (831,000)      $  (299,000)
  Adjustments to reconcile net loss to cash
    Depreciation expense                                    62,000            50,000
  Changes in assets and liabilities:
    Accounts receivable                                    480,000          (133,000)
    Inventories                                           (277,000)           79,000
    Prepaid and deposits                                   (36,000)          (45,000)
    Accounts payable                                      (212,000)          161,000
    Accrued expenses and other liabilities                  33,000            (7,000)
                                                       -----------       -----------
Cash used in operating activities                         (781,000)         (194,000)
                                                       -----------       -----------
Cash flows used in investing activities for
  capital expenditures                                     (35,000)          (79,000)
                                                       -----------       -----------

Cash flows from financing activities:
  Borrowing under bank line of credit                     (286,000)          139,000
  Proceeds from issuance of Common Stock                    72,000             2,000
  Proceeds from issuance of Preferred Stock                820,000           325,000
                                                       -----------       -----------
Cash provided by (used in) financing activities            606,000           466,000
                                                       -----------       -----------
Net increase (decrease) in cash                           (210,000)          193,000
Cash at beginning of period                              1,126,000           828,000
                                                       -----------       -----------
Cash at end of period                                  $   916,000       $ 1,021,000
                                                       -----------       -----------

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest             $    27,000       $    36,000
                                                       -----------       -----------

      See the accompanying condensed notes to these financial statements.

                                   DISC, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1999 and 1998, included in the Company's Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other period or for the fiscal year, which ends December 31, 2000.

NOTE 2 - INVENTORIES

The components of inventory were as follows:

                                          March 31,     December 31,
                                            2000            1999
                                         ----------     ------------
      Purchased component parts and
      subassemblies                      $  848,000      $  824,000
      Work in process                       675,000         546,000
      Finished goods                        201,000          77,000
                                         ----------      ----------
                                         $1,724,000      $1,447,000
                                         ==========      ==========

NOTE 3 - RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2000, the Company issued $820,000 in principal amount of subordinated convertible debentures to MK GVD Fund under its 1996 Convertible Debenture Purchase Agreement with MK GVD Fund, as amended. On March 31, 2000, such debentures were converted into 32,800 shares of Series X Preferred Stock, and warrants to purchase 82,000 shares of Common Stock at an exercise price of $3.13 per share. The sales of the convertible debentures and preferred stock were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4 (2) of the Securities Act or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The conversion price of the debentures is 85% of the lower of the average closing price of the Company's Common Stock for the five trading days ended three days prior to the end of the quarter or the closing bid price on the last day of the quarter in which the convertible debentures are issued, but not to exceed $2.50 per share as converted into common stock. MK GVD Fund also agreed to provide up to an additional $1,180,000 under the Agreement to the Company, if needed.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

For the periods presented, there were no elements of comprehensive income
(loss), except for the net losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three months ended March 31, 2000, the Company had sales of $1,615,000 compared to sales of $2,704,000 for the three month period ended March 31, 1999. We believe that this decrease was primarily due to a decrease in unit sales as the Company continues to be impacted by the lingering effects of Y2K in certain sectors of our business. We believe that many information technology capital expenditures were put on hold and no new technologies were considered until after the new year due to concerns surrounding Y2K. Furthermore, our customers have informed us that they were unable to restart their sales cycles until mid-January and that they are just beginning to see movement in their business. The general sales cycles for distribution of the Company's products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for value added resellers and small system integrators and from one to two years for original equipment manufacturers, product integrators and large system integrators.

Cost of sales, as a percentage of sales, increased to 85% for the three month period ended March 31, 2000, as compared to 70% for the comparable 1999 period, primarily due to the decrease in revenue. The Company's relatively low gross margins reflect the Company's low levels of net sales, which have resulted in unabsorbed manufacturing costs and high costs of materials due to the inability to achieve purchasing economies of scale. The Company expects that, as product sales increase, costs of sales per unit of product will decrease because fixed manufacturing costs will be distributed over the larger sales volume, and material costs will decrease as the result of volume purchases.

For the three month period ended March 31, 2000, research and development expenses were relatively constant at $280,000 compared to $286,000 for the comparable period of 1999. The Company believes that research and development expenses will increase moderately in 2000 due to new projects currently under consideration.

Marketing and sales expenses were $493,000 for the three month period ended March 31, 2000 as compared to $508,000 for the comparable period in 1999. The decrease is primarily due to an decrease in direct selling expenses related to the decrease in sales. The Company believes that marketing and sales expenses will increase during the remainder of 2000 as the Company adds significant resources in marketing and business development to allow us to address new markets and expand our customer base.

General and administrative expenses were $272,000 for the three month period ended March 31, 2000, compared to $270,000 for the comparable period in 1999 and are expected to remain relatively constant during the remainder of 2000.

LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended March 31, 2000, the Company used $781,000 of cash in operations, primarily to fund operating losses. During the first quarter of 2000, the Company received $820,000 of equity financing from its largest investor (see Note 3 Related Party Transactions in Condensed Notes to Financial Statements). The largest investor also agreed to provide up to an additional $1,180,000 of equity financing to the Company, if needed. The Company believes that this cash together with borrowing from its credit line, which allows it to borrow the lesser of $1,500,000 or 80% of eligible receivables, and cash generated from operations will be sufficient to meet its operating requirements at least through the end of 2000, although the Company anticipates that it will continue to incur net losses for the foreseeable future. The ability to sustain its operations for a significant period after December 31, 2000 will depend on the Company's ability to significantly increase sales or raise significant additional equity or debt financing. There is no assurance that the Company will be able to increase sales or raise significant additional equity or debt financing on a timely basis or at all. In particular, the Company expects to require increasing amounts of cash to finance the Company's efforts to increase sales, which the Company plans to achieve by increasing selling efforts to large system integrators and OEMs by hiring additional sales and sales support staff and by making evaluation units available. In addition, the Company intends to expand its current network of resellers. The Company expects that it will require cash to finance purchases of inventory in anticipation of possible increases in sales upon increased market acceptance of the Company's products.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This Form 10-Q contains certain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements are subject to the safe harbors created thereby. These forward-looking statements include statements relating to (i) the existence and development of the Company's technical and manufacturing capabilities, (ii) future research and development projects, (iii) anticipated increased sales, (iv) potential future decreases in manufacturing costs, (v) expected increases in information technology expenditures, (vi) the continuing impact of Y2K on information technology expenditures, (vii) changes in customers' businesses, (viii) increased manufacturing, sales and business development resources, (ix) future general and administrative expenses, (x) expected sales cycles and (xi) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company's business, which involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements (see "Additional Factors that May Affect Future Operating Results and the Market Price of our Stock" on page 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999). In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND THE MARKET PRICE OF OUR
STOCK

BECAUSE WE OPERATE WITH LITTLE BACKLOG, OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED IF WE DO NOT ACCURATELY ANTICIPATE FUTURE SALES LEVELS. Historically, we have operated with little order backlog and, due to the nature of our business, do not anticipate that we will have significant backlog in the future. Consequently, a large portion of our revenue in each quarter results from orders placed during that quarter. Because of the relatively large dollar size of orders from our distributors and original equipment manufacturers, or OEMs, delay in the placing of a small number of orders by a small number of purchasers could negatively affect our operating results for a particular period. In addition, our operating expense levels are, in the short term, largely fixed and are based, in part, on expectations regarding future revenue. Thus, our operating results could be disproportionately affected if we do not receive the expected number of orders in a given quarter and our net sales falls below our expectations.

WE HAVE A CONCENTRATED CUSTOMER BASE, AND THEREFORE THE LOSS OF A SINGLE CUSTOMER COULD NEGATIVELY AFFECT OUR OPERATING RESULTS. The majority of our end users purchase our products from distributors, value-added resellers, or VARs, original equipment manufacturers, or OEMs, and systems integrators, or SIs. We have no long-term orders with any of our significant customers or distributors. Generally we sell products pursuant to purchase orders. In addition, our distributors carry competing product lines which they may promote over our products. A distributor may not continue to purchase our products or market them effectively. Moreover, certain of our contracts with our distributors contain "most favored nation" pricing provisions which mandate that we offer our products to these customers at the lowest price offered to other similarly situated customers. Our operating results could be adversely affected if any of the following factors were to occur relating to one or more of our significant resellers:

- the reduction, delay or cancellation of orders or the return of a significant amount of products;

-     the loss of one or more of such resellers; or

- any financial difficulties of those resellers that result in their inability to pay amounts owed to us.

CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS MAY PREVENT OTHER INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS. As of March 15, 2000, our executive officers, directors and principal shareholders beneficially owned, in the aggregate, approximately 88% of our outstanding common stock and preferred stock, on an as-if-converted basis. As a result, these shareholders, if acting together, will be able to exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could disadvantage other shareholders with interests different from those of our officers, directors and principal shareholders. For example, our officers, directors and principal shareholders could delay or prevent an acquisition or merger even if the transaction would benefit other shareholders.

Due to the forgoing and other factors, past results are a much less reliable predicator of future results than is the case in many older, more stable and less dynamic industries. In addition, the securities of many high technology companies, including DISC, have historically been subject to extensive price and volume fluctuations that may affect the market price of their common stock.

Please also refer to "Additional Factors That May Affect Future Operating Results and the Market Price of Our Stock" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to significant market risk related to fluctuations in interest rates as we are not expected to have a significant amount of interest income in Fiscal 2000. In addition, the Company does not use derivative financial instruments of any kind and all of the Company's transactions are in U.S. currency.


                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

        10.1 Twelfth Amendment to Convertible Debenture Purchase Agreement dated March 31, 2000.

        27.1      Financial Data Schedule

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ending March 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DISC, INC.

Dated May 15, 2000                     By: /s/ J. Richard Ellis
                                          -------------------------------------
                                           J. Richard Ellis
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Dated May 15, 2000                     By: /s/ Henry Madrid
                                          -------------------------------------
                                           Henry Madrid
                                           Vice President of Finance and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
  10.1      Twelfth Amendment to Convertible Debenture Purchase Agreement dated
            March 31, 2000

  27.1      Financial Data Schedule