Form 10-Q
period 2000-06-30
DISC INC/CA
filed 2000-08-14
CIK 891788

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock as of July 31, 2000 was 3,807,339

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   DISC, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)


                                                      June 30, 2000      December 31, 1999
                                                      -------------      -----------------
ASSETS
Current assets:
  Cash                                                 $    879,000        $  1,126,000
  Accounts receivable                                     1,070,000           1,677,000
  Inventories                                             1,861,000           1,447,000
  Prepaids and deposits                                      81,000             129,000
                                                       ------------        ------------
        Total current assets                              3,891,000           4,379,000

Property and equipment, net                                 478,000             469,000
                                                       ------------        ------------
                                                       $  4,369,000        $  4,848,000
                                                       ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $    869,000        $  1,026,000
  Borrowings under credit line                              755,000           1,165,000
  Accrued expenses and other liabilities                    635,000             588,000
                                                       ------------        ------------
        Total current liabilities                         2,259,000           2,779,000
                                                       ------------        ------------

Shareholders' equity:
Convertible Preferred Stock; no par value:
    10,000,000 shares authorized; 5,030,609
    and 4,950,501 shares issued and outstanding          18,942,000          17,022,000
Common Stock; no par value: 20,000,000
    shares authorized; 3,809,839
    and 3,711,592 shares issued and outstanding          12,140,000          12,065,000
   Accumulated deficit                                  (28,972,000)        (27,018,000)
                                                       ------------        ------------
        Total shareholders' equity                        2,110,000           2,069,000
                                                       ------------        ------------
                                                       $  4,369,000        $  4,848,000
                                                       ============        ============



      See the accompanying condensed notes to these financial statements.

                                   DISC, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                       Three Months ended June 30            Six Months ended June 30
                                     ------------------------------        ------------------------------
                                        2000                1999               2000               1999
                                     -----------        -----------        -----------        -----------
Net sales                            $ 1,457,000        $ 2,331,000        $ 3,072,000        $ 5,035,000
                                     -----------        -----------        -----------        -----------
Costs and expenses:
   Cost of sales                       1,324,000          1,683,000          2,698,000          3,586,000
   Research and development              278,000            303,000            558,000            589,000
   Marketing and sales                   700,000            602,000          1,193,000          1,110,000
   General and administrative            250,000            278,000            522,000            548,000
                                     -----------        -----------        -----------        -----------
                                       2,552,000          2,866,000          4,971,000          5,833,000

Loss from operations                  (1,095,000)          (535,000)        (1,899,000)          (798,000)
Interest income (expense), net           (28,000)           (33,000)           (55,000)           (69,000)
                                     -----------        -----------        -----------        -----------
Net loss                              (1,123,000)          (568,000)        (1,954,000)          (867,000)
                                     ===========        ===========        ===========        ===========
Net loss per share                   $     (0.29)       $     (0.15)       $     (0.52)       $     (0.23)

Weighted average common shares
   and equivalents                     3,808,000          3,699,000          3,788,000          3,699,000



       See the accompanying condensed notes to these financial statements.

                                   DISC, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                          Six Months ended June 30,
                                                                       -------------------------------
                                                                           2000               1999
                                                                       -----------        -----------
Cash flows from operating activities:
   Net loss                                                            $(1,954,000)       $  (867,000)
   Adjustments to reconcile net loss to cash
     Depreciation expense                                                  128,000            148,000
   Changes in assets and liabilities:
     Accounts receivable                                                   607,000            181,000
     Inventories                                                          (414,000)           (52,000)
     Prepaid and deposits                                                   48,000            (26,000)
     Accounts payable                                                     (157,000)           335,000
     Accrued expenses and other liabilities                                 47,000            (64,000)
                                                                       -----------        -----------

Cash used in operating activities                                       (1,695,000)          (345,000)
                                                                       -----------        -----------

Cash flows used in investing activities for capital expenditures          (137,000)          (155,000)
                                                                       -----------        -----------

Cash flows from financing activities:
   Borrowing under bank line of credit                                    (410,000)          (392,000)
   Proceeds from issuance of Common Stock                                   75,000              3,000
   Proceeds from issuance of Preferred Stock                             1,920,000            925,000
                                                                       -----------        -----------
Cash provided by (used in) financing activities                          1,585,000            536,000
                                                                       -----------        -----------

Net increase (decrease) in cash                                           (247,000)            36,000
Cash at beginning of period                                              1,126,000            828,000
                                                                       -----------        -----------
Cash at end of period                                                  $   879,000        $   864,000
                                                                       ===========        ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                            $    55,000        $    69,000
                                                                       ===========        ===========


       See the accompanying condensed notes to these financial statements.

                                   DISC, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS


NOTE 1 - GENERAL

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1999 and 1998, included in the Company's Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year, which ends December 31, 2000, or for any other period.

NOTE 2 - INVENTORIES

The components of inventory were as follows:


                                                                June 30,      December 31,
                                                                 2000             1999
                                                              ----------      ------------
            Purchased component parts and subassemblies       $  959,000       $  824,000
            Work in process                                      627,000          546,000
            Finished goods                                       275,000           77,000
                                                              ----------       ----------
                                                              $1,861,000       $1,447,000
                                                              ==========       ==========

NOTE 3 - RELATED PARTY TRANSACTIONS

In March and June 2000, the Company issued $820,000 and $1,100,000, respectively, in principal amount of subordinated convertible debentures to MK GVD Fund under its 1996 Convertible Debenture Purchase Agreement with MK GVD Fund, as amended. On March 31, and June 30, 2000, such debentures were converted into 32,800 shares of Series X Preferred Stock and 47,308 shares of Series Y Preferred Stock, respectively, and warrants to purchase 82,000 and 118,269 shares of Common Stock, respectively, at exercise prices of $3.13 and $2.91 per share. The sales of the convertible debentures and preferred stock were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The conversion price of the debentures is 85% of the lower of the average closing price of the Company's Common Stock for the five trading days ended three days prior to the end of the quarter or the closing bid price on the last day of the quarter in which the convertible debentures are issued, but not to exceed $2.50 per share as converted into common stock. MK GVD Fund also agreed to provide up to an additional $80,000 under the Agreement to the Company, if needed.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

For the periods presented, there were no elements of comprehensive income
(loss), except for the net losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the three and six months ended June 30, 2000, the Company had sales of $1,457,000 and $3,072,000, respectively, compared to sales of $2,331,000 and $5,035,000 for the three and six month periods ended June 30, 1999. We believe that this decrease was primarily due to a decrease in unit sales as Company sales have been affected by a change in strategy by its largest customer. This customer has focused their sales efforts on a new product that is sold as software only. This customer therefore addresses a different portion of the market than they had previously addressed with a total solution product that included our product. This has resulted in a significant decrease in sales to that customer. In addition, the Company has continued to be impacted by the lingering effects of Y2K in certain sectors of our business, primarily the banking sector. We believe that many information technology capital expenditures were put on hold and no new technologies were considered until after the new year due to concerns surrounding Y2K. Furthermore, our customers have informed us that they were unable to restart their sales cycles until mid-January. The general sales cycles for distribution of the Company's products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for value added resellers and small system integrators and from one to two years for original equipment manufacturers, product integrators and large system integrators.

Cost of sales, as a percentage of sales, increased to 91% and 88% for the three and six month periods ended June 30, 2000, as compared to 72% and 71% for the comparable 1999 periods, primarily due to the decrease in revenue. The Company's relatively low gross margins reflect the Company's low levels of net sales, which have resulted in unabsorbed manufacturing costs and high costs of materials due to the inability to achieve purchasing economies of scale. The Company expects that, as product sales increase, costs of sales per unit of product will decrease because fixed manufacturing costs will be distributed over the larger sales volume, and material costs will decrease as the result of volume purchases.

For the three and six month periods ended June 30, 2000, research and development expenses were relatively constant at $278,000 and $558,000, respectively, compared to $303,000 and $589,000 for the comparable periods of 1999. The Company believes that research and development expenses will increase moderately during the remainder of 2000 due to new projects currently under consideration.

Marketing and sales expenses were $700,000 and $1,193,000 for the three and six month periods ended June 30, 2000, compared to $602,000 and $1,110,000 for the comparable period in 1999. The increase is primarily due to an increase in headcount. The Company believes that marketing and sales expenses will increase during the remainder of 2000 as the Company has recently added significant resources in marketing and business development to allow us to address new markets and expand our customer base.

General and administrative expenses were $250,000 and $525,000 for the three and six month periods ended June 30, 2000, compared to $278,000 and $548,000 for the comparable periods in 1999. This decrease is primarily due to a temporary decrease in headcount. The Company believes that general and administrative expenses will return to 1999 levels during the remainder of 2000.

LIQUIDITY AND CAPITAL RESOURCES

During the six month period ended June 30, 2000, the Company used $1,695,000 of cash in operations, primarily to fund operating losses. During the first six months of 2000, the Company received $1,920,000 of equity financing from its largest investor (see Note 3 Related Party Transactions in Condensed Notes to Financial Statements). The Company has a credit line under which it can borrow the lesser of $1,500,000 or 80% of eligible receivables. The Company has been informed by its bank that the bank will not renew the credit line at the end of December 2000. The Company has started searching for a different bank to secure new line of credit. The Company believes that it will require additional equity financing to meet its operating requirements at least through the end of 2000, because the Company anticipates that it will continue to incur net losses for the foreseeable future. The ability to sustain its operations for a significant period after December 31, 2000 will depend on the Company's ability to significantly increase sales or raise significant additional equity or debt financing, and in particular, obtain a new line of credit. There is no assurance that the Company will be able to increase sales or raise significant additional equity or debt financing on a timely basis or at all. In particular, the Company expects to require increasing amounts of cash to finance the Company's efforts to increase sales, which the Company plans to achieve by increasing selling efforts to large system integrators and OEMs. In addition, the Company recently increased sales and marketing expenses by hiring additional sales and sales and marketing staff. The Company expects that it will require cash to finance purchases of inventory in anticipation of possible increases in sales upon increased market acceptance of the Company's products.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This Form 10-Q contains certain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements are subject to the safe harbors created thereby. These forward-looking statements include statements relating to (i) expected sales cycles, (ii) future research and development projects and expenses, (iii) anticipated increased sales, (iv) potential future decreases in manufacturing and materials costs and cost per unit, (v) the continuing impact of Y2K on information technology expenditures, (vi) changes in customers' businesses,
(vii) increased manufacturing, sales and business development resources, (viii) future general and administrative expenses and (ix) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company's business, which involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. These risks and uncertainties include or relate to our history of losses, our ability to anticipate future sales levels, the loss of customers or distributors, changes in the size and timing of customer orders or in product or distribution channel mix, increased competition and pricing pressure, market acceptance of our products, our ability to anticipate and keep pace with technological innovation and competitive developments, our ability to anticipate or respond to changes in the data storage market, our ability to raise future capital, our ability to obtain a replacement credit line on acceptable terms, our independence on key suppliers, the loss of key personnel, a fall in the trading price of our common stock, fluctuations in operation results and our ability to forecast the timing and amount of our operating expenses. "Additional Factors that May Affect Future Operating Results and the Market Price of our Stock" on page 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a further description of risks that may affect future operating results. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS MAY PREVENT OTHER INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS. As of July 31, 2000, our executive officers, directors and principal shareholders beneficially owned, in the aggregate, greater than 85% of our outstanding common stock and preferred stock, on an as-if-converted basis. As a result, these shareholders, if acting together, will be able to exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could disadvantage other shareholders with interests different from those of our officers, directors and principal shareholders. For example, our officers, directors and principal shareholders could delay or prevent an acquisition or merger even if the transaction would benefit other shareholders.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to significant market risk related to fluctuations in interest rates as we are not expected to have a significant investment portfolio in fiscal 2000. In addition, the Company does not use derivative financial instruments of any kind and currently all of the Company's transactions are in U.S. currency.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits.

        10.1 Thirteenth Amendment to Convertible Debenture Purchase Agreement dated June 30, 2000.

        27.1    Financial Data Schedule

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ending June 30, 2000.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DISC, INC.

Dated August 14, 2000                 By: /s/ J. Richard Ellis
                                          -------------------------------------
                                          J. Richard Ellis
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Dated August 14, 2000                 By: /s/ Henry Madrid
                                          -------------------------------------
                                          Henry Madrid
                                          Vice President of Finance and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
 10.1                 Thirteenth Amendment to Convertible Debenture Purchase
                      Agreement dated June 30, 2000

 27.1                 Financial Data Schedule