Form 10-Q
period 2000-09-30
DISC INC/CA
filed 2000-11-14
CIK 891788

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock as of October 31, 2000 was 3,817,509

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                   DISC, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                     September 30, 2000   December 31, 1999
                                                     ------------------   -----------------
ASSETS
Current assets:
   Cash                                                 $    606,000         $  1,126,000
   Accounts receivable                                     1,361,000            1,677,000
   Inventories                                             1,669,000            1,447,000
   Prepaids and deposits                                     125,000              129,000
                                                        ------------         ------------
        Total current assets                               3,761,000            4,379,000

Property and equipment, net                                  454,000              469,000
                                                        ------------         ------------
                                                        $  4,215,000         $  4,848,000
                                                        ============         ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $    747,000         $  1,026,000
   Borrowings under credit line                              733,000            1,165,000
  Accrued expenses and other liabilities                     664,000              588,000
                                                        ------------         ------------
        Total current liabilities                          2,144,000            2,779,000
                                                        ------------         ------------

Shareholders' equity:
Convertible Preferred Stock; no par value:
    10,000,000 shares authorized; 5,070,515
     and 4,950,501 shares issued and outstanding          19,792,000           17,022,000
Common Stock; no par value: 20,000,000
     shares authorized; 3,817,509
     and 3,711,592 shares issued and outstanding          12,146,000           12,065,000
   Accumulated deficit                                   (29,867,000)         (27,018,000)
                                                        ------------         ------------
        Total shareholders' equity                         2,071,000            2,069,000
                                                        ------------         ------------
                                                        $  4,215,000         $  4,848,000
                                                        ============         ============


       See the accompanying condensed notes to these financial statements.

                                   DISC, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                        Three Months ended September 30         Nine Months ended September 30
                                        -------------------------------         ------------------------------
                                          2000                 1999               2000                 1999
                                          ----                 ----               ----                 ----
  Net sales                           $ 1,838,000          $ 2,206,000         $ 4,910,000          $ 7,241,000
                                      --------------------------------         ---------------------------------

  Costs and expenses:
  Cost of sales                         1,450,000            1,814,000           4,148,000            5,400,000
  Research and development                280,000              265,000             838,000              854,000
  Marketing and sales                     726,000              525,000           1,919,000            1,635,000
  General and administrative              250,000              271,000             772,000              819,000
                                      --------------------------------         ---------------------------------
                                        2,706,000            2,875,000           7,677,000            8,708,000

  Loss from operations                   (868,000)            (669,000)         (2,767,000)          (1,467,000)
  Interest income (expense), net          (27,000)             (28,000)            (82,000)             (97,000)
                                      --------------------------------         ---------------------------------
  Net loss                               (895,000)            (697,000)         (2,849,000)          (1,564,000)
                                      ================================         =================================

Net income (loss)                        (895,000)            (697,000)         (2,849,000)          (1,564,000)
Deemed preferred stock dividend           (50,000)                  --             (50,000)                  --
                                      --------------------------------         --------------------------------

Net income (loss) attributable to
  common stockholders                 $  (945,000)         $  (697,000)        $(2,899,000)         $(1,564,000)
                                      ================================         ================================

Net income (loss) per share
  attributable to
  common stockholders:

Basic                                 $     (0.25)         $     (0.19)        $     (0.76)         $     (0.42)

Diluted                               $     (0.25)         $     (0.19)        $     (0.76)         $     (0.42)

Shares used in computing net
  income (loss) per share:

Basic:                                  3,816,000            3,702,000           3,796,000            3,700,000

Diluted:                                3,816,000            3,702,000           3,796,000            3,700,000


       See the accompanying condensed notes to these financial statements.

                                  DISC, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                        Nine Months ended September 30,
                                                                        -------------------------------
                                                                           2000                1999
                                                                        -----------         -----------
Cash flows from operating activities:
   Net loss                                                             $(2,849,000)        $(1,564,000)
   Adjustments to reconcile net loss to cash
     Depreciation expense                                                   199,000             101,000
   Changes in assets and liabilities:
     Accounts receivable                                                    316,000             680,000
     Inventories                                                           (222,000)           (118,000)
     Prepaid and deposits                                                     4,000             (30,000)
     Accounts payable                                                      (279,000)            282,000
     Accrued expenses and other liabilities                                  76,000            (134,000)
                                                                        -----------         -----------

Cash used in operating activities                                        (2,755,000)           (783,000)
                                                                        -----------         -----------

Cash flows used in investing activities for capital expenditures           (184,000)            (82,000)
                                                                        -----------         -----------

Cash flows from financing activities:
   Net payments under bank line of credit                                  (432,000)           (727,000)
   Proceeds from issuance of Common Stock                                    81,000               5,000
   Proceeds from issuance of Preferred Stock                              2,770,000           1,625,000
                                                                        -----------         -----------
Cash provided by (used in) financing activities                           2,419,000             903,000
                                                                        -----------         -----------

Net increase (decrease) in cash                                            (520,000)             38,000
Cash at beginning of period                                               1,126,000             828,000
                                                                        -----------         -----------
Cash at end of period                                                   $   606,000         $   866,000
                                                                        -----------         -----------

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                             $    82,000         $    97,000
                                                                        -----------         -----------


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

NOTE 2 - INVENTORIES

The components of inventory were as follows:

                                                  September 30,      December 31,
                                                      2000              1999
                                                   ----------        ----------
Purchased component parts and subassemblies        $  865,000        $  824,000
Work in process                                       696,000           546,000
Finished goods                                        108,000            77,000
                                                   ----------        ----------
                                                   $1,669,000        $1,447,000
                                                   ==========        ==========

NOTE 3 - RELATED PARTY TRANSACTIONS

In March, June and September 2000, the Company issued $820,000, $1,100,000 and $850,000, respectively, in principal amount of subordinated convertible debentures to MK GVD Fund under its 1996 Convertible Debenture Purchase Agreement with MK GVD Fund, as amended. On March 31, June 30, and September 30, 2000, such debentures were converted into 32,800 shares of Series X Preferred Stock, 47,308 shares of Series Y Preferred Stock and 39,906 shares of Series Z Preferred Stock, respectively, and warrants to purchase 82,000, 118,269 and 99,765 shares of Common Stock, respectively, at exercise prices of $3.13, $2.91 and $2.66 per share. The sales of the convertible debentures and preferred stock were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The conversion price of the debentures is 85% of the lower of the average closing price of the Company's Common Stock for the five trading days ended three days prior to the end of the quarter or the closing bid price on the last day of the quarter in which the convertible debentures are issued, but not to exceed $2.50 per share as converted into common stock.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

For the periods presented, there were no elements of comprehensive income
(loss), except for the net losses.

NOTE 5 - DEEMED PREFERRED STOCK DIVIDEND

The warrants, issued in conjunction with the Series Z preferred stock, were valued at $.50 per share and are considered to be a beneficial conversion feature. The value of the beneficial conversion feature of $50,000 was recognized immediately as deemed preferred stock dividend in the quarter ended September 30, 2000, as the holder has the right to exercise the warrants immediately at its option.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2000, the Company had sales of $1,838,000 and $4,910,000, respectively, compared to sales of $2,206,000 and $7,241,000 for the three and nine month periods ended September 30, 1999. We believe that this decrease was primarily due to a decrease in unit sales as Company sales have been affected by a change in strategy by its largest customer. This customer has focused its sales efforts on a new product that is sold as software only. This customer therefore addresses a different portion of the market than it had previously addressed with a total solution product that included our product. This has resulted in a significant decrease in sales to that customer. The general sales cycles for distribution of the Company's products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for value added resellers and small system integrators and from one to two years for original equipment manufacturers, product integrators and large system integrators.

Cost of sales, as a percentage of sales, were 79% and 84% for the three and nine month periods ended September 30, 2000, as compared to 82% and 75% for the comparable 1999 periods. The Company's relatively low gross margins reflect the Company's low levels of net sales, which have resulted in unabsorbed manufacturing costs and high costs of materials due to the inability to achieve purchasing economies of scale. The Company expects that, as product sales increase, costs of sales per unit of product will decrease because fixed manufacturing costs will be distributed over the larger sales volume, and material costs will decrease as the result of volume purchases.

For the three and nine month periods ended September 30, 2000, research and development expenses were relatively constant at $280,000 and $838,000, respectively, compared to $265,000 and $854,000 for the comparable periods of 1999. The Company believes that research and development expenses will increase moderately during the remainder of 2000 due to new projects currently under consideration.

Marketing and sales expenses were $726,000 and $1,919,000 for the three and nine month periods ended September 30, 2000, compared to $525,000 and $1,635,000 for the comparable period in 1999. The increase is primarily due to an increase in headcount. The Company believes that marketing and sales expenses will increase during the remainder of 2000 as the Company has recently added significant resources in marketing and business development to allow it to address new markets and expand our customer base.

General and administrative expenses were $250,000 and $772,000 for the three and nine month periods ended September 30, 2000, compared to $271,000 and $819,000 for the comparable periods in 1999. This decrease is primarily due to a temporary decrease in headcount. The Company believes that general and administrative expenses will return to 1999 levels during the remainder of 2000.

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended September 30, 2000, the Company used $2,755,000 of cash in operations, primarily to fund operating losses. During the first nine months of 2000, the Company received $2,770,000 of equity financing from its largest investor (see Note 3 Related Party Transactions in Condensed Notes to Financial Statements). The Company has a credit line under which it can borrow the lesser of $1,500,000 or 80% of eligible receivables. The Company has been informed by its bank that the bank will not renew the credit line at the end of December 2000. The Company has started searching for a different bank to secure a new line of credit. The Company believes that it will require additional equity financing to meet its operating requirements during the remainder of 2000, because the Company anticipates that it will continue to incur net losses for the foreseeable future. The ability to sustain its operations for a significant period after December 31, 2000 will depend on the Company's ability to significantly increase sales or raise significant additional equity or debt financing, and in particular, obtain a new line of credit. There is no assurance that the Company will be able to increase sales or raise significant additional equity or debt financing on a timely basis or at all. In particular, the Company expects to require increasing amounts of cash to finance the Company's efforts to increase sales, which the Company plans to achieve by increasing selling efforts to large system integrators and OEMs. In addition, the Company recently increased sales and marketing expenses by hiring additional sales and sales and marketing staff. The Company expects that it will require cash to finance purchases of inventory in anticipation of possible increases in sales upon increased market acceptance of the Company's products.

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


CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS MAY PREVENT OTHER INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS. As of September 30, 2000, our executive officers, directors and principal shareholders beneficially owned, in the aggregate, greater than 85% of our outstanding common stock and preferred stock, on an as-if-converted basis. As a result, these shareholders, if acting together, will be able to exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could disadvantage other shareholders with interests different from those of our officers, directors and principal shareholders. For example, our officers, directors and principal shareholders could delay or prevent an acquisition or merger even if the transaction would benefit other shareholders.


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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits.
                10.1 Fourteenth Amendment to Convertible Debenture Purchase Agreement dated September 30, 2000.
                27.1 Financial Data Schedule

        (b)     Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the quarter ending September 30, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      DISC, INC.

Dated November 14, 2000                By: /s/ J. Richard Ellis
                                          --------------------------------------
                                           J. Richard Ellis
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Dated November 14, 2000                By: /s/ Henry Madrid
                                          --------------------------------------
                                           Henry Madrid
                                           Vice President of Finance and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER           DESCRIPTION
------           -----------
 10.1            Fourteenth Amendment to Convertible Debenture
                 Purchase Agreement dated September 30, 2000
 27.1            Financial Data Schedule