Form 10-K
period 2000-12-31
DISC INC/CA
filed 2001-04-02
CIK 891788

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-K
(MARK ONE)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO __________.

                         COMMISSION FILE NUMBER: 1-11578

                                   DISC, INC.
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                              77-0129625
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification Number)

          372 TURQUOISE STREET                            95035
          MILPITAS, CALIFORNIA                          (Zip Code)
     (Address of principal office)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 934-7000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock as of March 21, 2001 as quoted on the Nasdaq Small-Cap Market was approximately $5,700,000.

     The number of outstanding shares of the registrant's Common Stock as of March 21, 2001 was 3,849,637.

================================================================================

                                   DISC, INC.
                                    FORM 10-K
                                      INDEX

                                                                                              PAGE
                                                                                              ----
PART I

Item 1.  Business.........................................................................      1

Item 2.  Properties.......................................................................     10

Item 3.  Legal Proceedings................................................................     11

Item 4.  Submission of Matters to a Vote of Security Holders..............................     11

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters............     12

Item 6.  Selected and Supplementary Financial Data........................................     12

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations.....................................................................     13

Item 7A. Quantitative And Qualitative Disclosures About Market Risk ......................     15

Item 8.  Financial Statements and Supplementary Data......................................     15

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial
           Disclosure.....................................................................     15

PART III

Item 10.  Directors and Executive Officers of the Registrant..............................     16

Item 11.  Executive Compensation..........................................................     17

Item 12.  Security Ownership of Certain Beneficial Owners and Management..................     19

Item 13.  Certain Relationships and Related Transactions..................................     21

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.................     23

                                     PART I

INTRODUCTORY NOTE

         This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements are subject to the safe harbors created by those provisions. These forward-looking statements include (i) the existence and development of our technical and manufacturing capabilities, (ii) anticipated competition, (iii) potential future growth in revenues and income,
(iv) potential future decreases in costs, (v) potential future entry into new markets, and (vi) the need for, and availability of, additional financing. For this purpose, any statements contained in this Annual Report on Form 10-K except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate" or "continue", or the negative or other variations those terms, or comparable terminology are intended to identify forward-looking statements.

         The forward-looking statements included in this Annual Report on Form 10-K are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, regarding our business, which involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, our business and operations are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements (see "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND THE MARKET PRICE OF OUR STOCK" in Item 1 and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"). In light of the significant uncertainties inherent in the forward-looking information included in this Annual Report on Form 10-K, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that expectations will be realized.

ITEM 1. BUSINESS.

GENERAL

         DISC, Inc. was incorporated under the laws of the State of California in 1986. We operate in one business segment, the computer mass storage system business. We design, manufacture, and market a family of high-end computer nearline storage systems, which use 5.25 inch rewritable, magneto optical disks
(MO), DVD-RAM, and CD-ROM disks. We believe we are the only supplier of information storage products currently offering a range of storage capacities up to 9.5 terabytes in the 5.25-inch optical disk libraries and up to 1,470 CD-ROM platters.

PRODUCTS

         We have spent most of 2000 redefining our product offering to address the storage requirements of today's enterprise storage networks. Traditionally, applications for our products include federal and local government, military applications, insurance, banking, legal, multimedia, medical applications and network storage environments on a worldwide basis. Sales of our initial product line commenced in 1991 and have been primarily to distributors, value added resellers (VARs), original equipment manufacturers (OEMs) and system integrators (SIs), who combine DISC nearline storage systems with software and/or other products and resell the combination to the end-user or other members of the supply channel.

         However, to implement our new strategy and vision of delivering storage solutions for enterprise networks, a refocusing of our product lines and sales and marketing efforts was required. As the demand for storage in traditional networking environments grows at unprecedented rates, the capacity points have reached the levels of the niche markets that we have historically served. Our new product lines are built around the fact that we build storage devices that add capacity to networks for a fraction of the cost of RAID (Redundant Array of Intelligent Disks.) In addition to offering cost-effective nearline storage devices, we have spent a considerable amount of our resources designing and delivering network attach storage (NAS) servers to enable seamless connectivity of our storage devices.

         Our products, which add storage capacity to networks for a fraction of the cost of RAID, are based upon reliable, industry proven storage technologies. The underlying technologies are DVD-RAM and 5.25-inch Magneto-optical. With a shelf life exceeding 30 years, random access reading and writing, the DISC family of products is suited for today's network storage environments.

         We are currently shipping three classes of products that provide nearline storage solutions for mainstream network environments. The first class is our Orion series, an automated library system built around the magneto-optical technology. These enterprise level products scale in capacity from 180 gigabytes (GB) of storage to 9.59 terabytes (TB) of storage. The Orion D-1050 is largest of these products and provides 9.59 TB of storage in 13.75 square feet of floor space, with an end-user price per megabyte as little 3.5 cents.

         The second class of product that we offer is the DV Series, an automated library system built around DVD-RAM and CD technology. These DV Series scale in capacity from 40 GB of storage to 2.8TB of storage and give our customers an entry-level storage solution that was not previously available. The DV Series product line is based on a modular technology that allows the same options and upgrades to be used throughout the DV-Series product line. The DV Series offers some of the most cost-effective storage in the industry with an end-user cost per megabyte as little as 1.2 cents.

         The third class of products that we offer is our DISCstor/NAS product line of network-attach storage (NAS) products. These products allow all of our products to be seamlessly connected to multiple network environments. The DISCstor/NAS product line allows users to attach our storage products to networks with a simplicity that has not previously existed. The DISCstor/NAS product line gives us the ability to sell complete storage solutions into any networking environments and allows users to add multi-terabyte storage solutions to their networks with an unprecedented level of simplicity.

         The DISC family of products is designed to provide additional storage capacity to networks for a fraction of the cost of RAID, and is built with the high quality and reliability that is demanded at the enterprise storage level.

MARKETING AND SALES

         Over the last year we have made considerable investments in sales and marketing. Our marketing efforts have been fortified with new personnel, new company image and a new web presence. Along these same lines we have added a host of new sales tools that will allow us to penetrate the new markets of mainstream data storage.

         We have also re-vamped our entire sales organization by adding sales professionals that are focused on selling solutions for data storage. The entire sales force is focused on growing our channel of storage VARs and providing them with better data storage solutions to offer their customer.

         Our products are installed and serviced by an international network of maintenance technicians from Kodak and Anacomp Inc. Our support staff, located strategically across the country, provides technical assistance and second level support.

         Our sales offices are located in Milpitas, California; Boston, Massachusetts; Washington, District of Columbia; Dallas, Texas; Phoenix, Arizona; Chicago, Illinois and Crowborough, East Sussex, England. Our sales staff currently consists of ten professional salespersons.

COMPETITION

         We are currently selling nearline storage solutions for networks. While there are few direct competitors selling the type of solutions that we sell, there are many indirect competitors. Our main competition in this new market is the end-users next purchase of storage capacity for their network storage system. As end-users need to increase their pool of available storage, our products are one of the most cost-effective alternatives. This being said, our competitors include the top vendors that supply enterprise-level storage. These companies are EMC, Dell, Sun Microsystems, Hewlett-Packard and IBM.

         In the traditional automated library business, our competitors are Hewlett-Packard, Plasmon, Advanced Digital Information Corporation (ADIC), JVC and Pioneer.

         All of these competitors may compete with us by selling similar products for lower prices or by introducing new products that provide greater storage capacity, faster access time or other improved features, any of which could reduce demand for our products or require us to reduce its prices. This competition could have a material adverse effect on our results of operations. Many of our competitors have significantly greater financial, technical, manufacturing and marketing resources than our company, as well as significant market shares and installed customer bases in certain market areas addressed by us. As a result, we may not have the ability to keep pace with rapid competitive developments and technological advances to the same extent as its competitors.

         However, we maintain an active program of research and development in an effort to keep pace with potential competition and we have close relationships with companies developing new high-density optical storage technologies.

         The principal market requirements for our products are large storage capacity, low cost per megabyte, reliability, compact physical size and random access. While desired capabilities generally vary by product family and end user application, we believe that, because of its modular design, easy scalability, high performance and reliability, DISC products will compete favorably with respect to the requirements of the secondary mass data storage market.

         Further discussion relating to the competitive conditions in the computer mass storage system industry and our competitive position in the marketplace may be found in "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND THE MARKET PRICE OF OUR STOCK" under the heading "COMPETITION IN THE COMPUTER INFORMATION STORAGE MARKET MAY LEAD TO REDUCED MARKET SHARE, DECLINING PRICES AND REDUCED PROFITS."

MANUFACTURING AND COMPONENTS

         Our manufacturing operations consist of final system assembly and product test activities. The majority of the parts and subassemblies in the DISC libraries are standard, off-the-shelf components or are fabricated to DISC's manufacturing documentation. These include power supplies, castings, motors, bearings, timing belts and electronic components. Our proprietary components, such as the frame, backplate, printed circuit assemblies and other machined and fabricated parts are subcontracted out to independent vendors.

         We purchase certain components from a single source of supply. Where we rely on single sources of supply, we generally have been able to obtain supplies of these components in a timely manner and maintain an adequate inventory of components to meet our needs. We believe alternative supplies for several components are available on reasonable terms. However, failure of sources of supply and an inability of to develop alternative sources of supply as required in the future could have a material adverse effect on our operations.

RESEARCH AND DEVELOPMENT

         We have focused our research and development programs to provide software storage solutions for our automated library systems. Network attached storage (NAS) server development has been the most important aspect of our development efforts over the past year. These efforts have yielded products that allow our customers to seamlessly connect our storage products to networks. Our efforts continue to be active and consist of nine full-time employees in the areas of mechanical and electrical engineering and software design. One of the keys to our success going forward is continued improvement of our storage connectivity solutions. We expended $1,158,000 $1,111,000 and $1,290,000 on research and development for the years ended December 31, 2000, 1999 and 1998, respectively. We have completed our major development efforts with respect to our 5.25 inch optical and CD products. We intend to continue to expand research and development activities in order to conduct on-going development of existing products and to develop new products targeted at the general storage market.

SALES AND BACKLOG

         Our quarterly revenue and operating results have been affected by seasonal trends. These trends often result in lower revenue in the first quarter of each fiscal year compared to the fourth quarter of the previous fiscal year due to customer purchasing and budgetary practices.

         Our backlog at December 31, 2000 was approximately $245,000 as compared to a backlog of approximately $75,000 at December 31, 1999. We include in backlog only orders for products which are believed to be firm and which are due to be shipped within 12 months. We include in backlog orders that may be canceled by customers upon payment of cancellation charges which vary depending on the scheduled shipment date of the order. Because of the possibility of customer changes in delivery schedules or cancellation of orders, our backlog as of any particular date may not be indicative of actual revenues for any specific future period. Although we have never experienced material cancellation problems, no assurance can be given that we will continue to avoid cancellation problems in the future.

PATENTS AND OTHER INTELLECTUAL PROPERTY

         We have received U.S. patents covering various aspects of our technology, including the overall system design of our products. Our existing patents expire between 2007 and 2014. There can be no assurance that any subsequent patent applications will be granted. We believe that ownership of our patents is an important factor in our business and our success does depend in part on the ownership of them. However, we believe that the improvement of its existing products, reliance upon trade secrets and copyrights and on unpatented proprietary know-how and innovation in the development of new products are generally as important as patent protection in establishing and maintaining our technological advantage. We believe that the value of our products is partly dependent upon our confidentiality and invention assignment agreements with our employees. While we believe that patent, copyright and trade secret laws should afford adequate protection of our proprietary technology, there can be no assurance that our proprietary technology will remain a trade secret or that others will not develop a similar technology and use that technology to compete with us. Such competition could have a material adverse effect on us. In addition, policing unauthorized use of our technology, particularly in foreign countries, may be difficult. We have not received claims from third parties alleging that our products infringe the proprietary rights of third parties or seeking indemnification against such infringements and know of no basis for any such claims. However, there can be no assurance that such claims will not be made in the future. Such claims, if asserted, may involve costly and protracted litigation and we may be required to license proprietary rights from third parties. There can be no assurance that we would be able to obtain licenses from third parties on commercially reasonable terms.

ENVIRONMENTAL LAWS

         Compliance with U.S. federal, state and local laws enacted for the protection of the environment has to date had no material effect upon our capital expenditures, earnings or competitive position. Although we do not anticipate any material adverse effects in the future based on the nature of our operations and the thrust of those laws, no assurance can be given that such laws, or any future laws enacted for the protection of the environment, will not have a material adverse effect on us.

EMPLOYEES

         As of February 28, 2001, we employ 54 people on a full-time basis, including 6 employees in administration and accounting, 12 employees in marketing and sales, 10 employees in engineering, 18 employees in manufacturing, 3 employees in quality assurance and 5 employees in customer support. Our future success is dependent, in part, on our continued ability to attract, retain and motivate highly skilled personnel. We believe that our relations with all employees are satisfactory. None of our employees are covered by a collective bargaining agreement.

OTHER MATTERS

         Compaq Computer Corporation and Commvault Systems Inc., two OEM customers, accounted for 14% and 13%, respectively, of our total revenue in 2000. Commvault Systems Inc. accounted for 23% of our total revenue in 1999. No single customer accounted for 10% or more of our total revenue in 1998.

         No material portion of our business is subject to renegotiation of profits or contract termination at the election of the U.S. government.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND THE MARKET PRICE OF OUR STOCK

         Our future operating results and stock price, may be affected by a number of factors, many of which are beyond our control. These factors include the following:

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

WE HAVE A HISTORY OF LOSSES AND WE EXPECT TO INCUR FUTURE LOSSES.

         We have experienced significant operating losses since our inception, and as of December 31, 2000 had an accumulated deficit of $30,956,000. We expect to continue to incur net losses for the foreseeable future, and our ability to sustain our operations for a significant period after December 31, 2001 will depend on our ability to significantly increase sales or raise significant additional debt or equity financing. There can be no assurance that we will be able to increase sales or that additional financing will be available on acceptable terms, or at all.

ANY INABILITY TO MEET OUR FUTURE CAPITAL REQUIREMENTS WOULD LIMIT OUR ABILITY TO GROW.

         We may need, or could elect, to seek additional funding in the future. In the event we need to raise additional funds, we may not be able to do so on favorable terms, if at all. We have a commitment from our largest investor to invest up to $3,900,000 during 2001, if needed, to help fund our capital requirements. However there can be no assurance that this investor, or any of our other investors, will be willing to make similar commitments in the future. Further, if we issue equity securities, shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our existing securities. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS MAY PREVENT OTHER INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

         As of February 28, 2001, our executive officers, directors and principal shareholders will beneficially own, in the aggregate, approximately 90% of our outstanding common stock and preferred stock, on an as-if-converted basis. As a result, these shareholders, if acting together, will be able to exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could be a disadvantage to other shareholders with interests different from those of our officers, directors and principal shareholders. For example, our officers, directors and principal shareholders could delay or prevent an acquisition or merger even if the transaction would benefit other shareholders.

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

WE HAVE A CONCENTRATED CUSTOMER BASE, AND THEREFORE THE LOSS OF A SINGLE CUSTOMER COULD NEGATIVELY AFFECT OUR OPERATING RESULTS.

         The majority of our end users purchase our products from distributors, value-added resellers, original equipment manufacturers, and systems integrators. In fiscal 2000, Compaq Computers Corporation and Commvault Systems Inc. accounted for 14% and 13% of our total revenue. We have no long-term orders with any of our significant customers or distributors. Generally we sell products pursuant to purchase orders. In addition, our distributors carry competing product lines which they may promote over our products. A distributor may not continue to purchase our products or market them effectively. Moreover, certain of our contracts with our distributors contain "most favored nation" pricing provisions which mandate that we offer our products to these customers at the lowest price offered to other similarly situated customers. Our operating results could be adversely affected if any of the following factors were to occur relating to one or more of our significant resellers:

         - the reduction, delay or cancellation of orders or the return of a significant amount of products;

         -    the loss of one or more of such resellers; or

         - any financial difficulties of those resellers that result in their inability to pay amounts owed to us.

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

         California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the state of California fall below certain critical levels, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

         Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have skyrocketed over the past year. If wholesale prices continue to increase, the operating expenses associated with our facilities are located in California will likely increase which would harm our results of operations.

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

ITEM 2. PROPERTIES.

         Our executive offices and engineering/manufacturing operations are located in approximately 17,000 square feet of space in Milpitas, California. We lease the facility pursuant to a lease that will expire on October 31, 2005. We believe that the lease can be renewed at satisfactory terms and that this facility will be sufficient to support operations for the foreseeable future. In addition, we believe that, if necessary, additional space will be available in the area to house our operations.

ITEM 3. LEGAL PROCEEDINGS.

         We are not party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We held our Annual Meeting of Shareholders on November 9, 2000. Matters voted upon at the meeting, and the number of shares cast for, against or withheld were as follows:

1.       Election of Directors.

                                                                                ABSTENTIONS AND
                                                          FOR        AGAINST    SHARES NOT VOTED
                                                      ----------     -------    ----------------
        J. Richard Ellis...........................   15,149,540        --           10,916
        Michael D. Kaufman.........................   15,149,540        --           10,916
        Frank Connors..............................   15,149,540        --           10,916
        F. Rigdon Curries..........................   15,149,540        --           10,916
        Arch J. McGill.............................   15,149,540        --           10,916
        Michael A. McManus, Jr. ...................   15,149,540        --           10,916

2. To increase the number of shares of common stock reserved for issuance under our 1990 Stock Plan to 1,600,000.

                                                                                ABSTENTIONS AND
                                                          FOR        AGAINST    SHARES NOT VOTED
                                                      ----------     -------    ----------------
                                                      13,925,883      56,483       1,178,090

3. To increase the number of shares of common stock reserved for issuance under our 1995 Stock Plan for non-employee Directors to 250,000.

                                                                                ABSTENTIONS AND
                                                          FOR        AGAINST    SHARES NOT VOTED
                                                      ----------     -------    ----------------
                                                      13,926,581      55,785       1,178,090

4. To increase the authorized number of shares of common stock to 40,000,000.

                                                                                ABSTENTIONS AND
                                                          FOR        AGAINST    SHARES NOT VOTED
                                                      ----------     -------    ----------------
                                                      15,096,159      50,960         13,337

5. Approval of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2000.

                                                                                ABSTENTIONS AND
                                                         FOR          AGAINST   HARES NOT VOTED
                                                      ----------     -------    ----------------
                                                      15,135,869      15,150         9,437

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is traded on the NASDAQ Small Cap Market under the symbol DCSR. The high and low sales prices set forth below are as reported by the NASDAQ Small Cap Market System.

                                                2000                1999
                                          ----------------    ----------------
                                           HIGH       LOW      HIGH      LOW
                                          ------    ------    ------    ------
First quarter ended March 31 .........    $9.750    $1.500    $3.250    $0.500
Second quarter ended June 30 .........     5.875     2.063     3.500     1.563
Third quarter ended September 30 .....     4.500     1.750     2.688     1.125
Fourth quarter ended December 31 .....     3.500     2.125     2.375     0.719

         The closing price of our common stock on March 21, 2001, as reported by the NASDAQ Small Cap Market System was $2.75. As of March 21, 2001, according to the records of our transfer agent, we had approximately 40 shareholders of record. Because many of our shares are held by brokers and other institutions on behalf of stockholders, the number of record holders is not necessarily indicative of the total number of stockholders. As of September 27, 2000 (the record date for our 2000 annual meeting), we had over 1,000 shareholders, and we believe that we presently have over 1,000 shareholders. We have never paid cash dividends and has no present plans to pay dividends. See "LIQUIDITY AND CAPITAL RESOURCES" in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Note 5 of Notes to Financial Statements regarding dividend requirements on the Convertible Preferred Stock.

RECENT SALES OF UNREGISTERED SECURITIES

         See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of equity securities we sold during the last fiscal year that were not registered under the Securities Act. The sales of preferred stock and convertible debentures during the last fiscal year were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transaction.

ITEM 6. SELECTED AND SUPPLEMENTARY FINANCIAL DATA.

         The following selected financial information has been derived from our audited financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the financial statements and related notes to the financial statements included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

                                                                 YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------
                                                   2000        1999        1998        1997        1996
                                                 -------     -------     -------     -------     -------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales ...................................    $ 6,821     $ 9,746     $ 9,145     $ 8,655     $ 7,761
Cost of sales ...............................      5,775       7,315       6,924       6,704       6,549
Research and development ....................      1,158       1,111       1,290       1,439       1,297
Marketing and sales .........................      2,665       2,169       2,011       1,960       2,155
General and administrative ..................      1,048       1,085       1,030         924         984
                                                 -------     -------     -------     -------     -------
Loss from operations ........................     (3,825)     (1,934)     (2,110)     (2,372)     (3,224)
Interest and other expense, net .............       (113)       (125)       (125)       (117)       (118)
                                                 -------     -------     -------     -------     -------
Net loss ....................................    $(3,938)    $(2,059)    $(2,235)    $(2,489)    $(3,342)
Basic and diluted net loss per share ........    $ (1.04)    $ (0.56)    $ (0.64)    $ (0.75)    $ (1.08)
Weighted average common shares for
   basic and diluted net loss per
   share calculation ........................      3,803       3,700       3,515       3,308       3,106
                                                 =======     =======     =======     =======     =======

                                                               AT DECEMBER 31,
                                               -----------------------------------------------
                                                2000      1999      1998      1997      1996
                                               ------    ------    ------    ------    ------
Working capital ...........................    $1,664    $1,600    $1,611    $  689    $  691
Total assets ..............................     3,885     4,848     4,970     4,144     4,110
Shareholders' equity ......................     2,096     2,069     2,041     1,071     1,132

SUPPLEMENTARY QUARTERLY FINANCIAL DATA

                                                         FISCAL 2000 QUARTER ENDED
                                               -------------------------------------------
                                               MAR. 31     JUNE 30     SEP. 30     DEC. 30
                                               -------     -------     -------     -------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales .................................    $ 1,615     $ 1,457     $ 1,838     $ 1,911
Gross margin ..............................        241         133         388         284
Income (loss) from operations .............       (804)     (1,095)       (868)     (1,058)
Net income (loss) .........................       (831)     (1,123)       (895)     (1,089)
Basic and diluted earnings (loss)
  per share ...............................      (0.22)      (0.29)      (0.25)      (0.28)

                                                        FISCAL 1999 QUARTER ENDED
                                               -------------------------------------------
                                               MAR. 31     JUNE 30     SEP. 30     DEC. 30
                                               -------     -------     -------     -------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales .................................    $ 2,704     $ 2,331     $ 2,206     $ 2,505
Gross margin ..............................        801         648         392         590
Income (loss) from operations .............       (263)       (535)       (669)       (467)
Net income (loss) .........................       (299)       (568)       (697)       (495)
Basic and diluted earnings (loss)
  per share ...............................      (0.08)      (0.15)      (0.19)      (0.14)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This section and other parts of this Annual Report on Form 10-K contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements are subject to the safe harbors created thereby. See "INTRODUCTORY NOTE" on page 3 hereof. Forward-looking statements involve risks and uncertainties, and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND THE MARKET PRICE OF OUR STOCK" in Item 1 above and elsewhere in this Annual Report on Form 10-K. The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 8 of this Form 10-K.

RESULTS OF OPERATIONS

         Net Sales. We had net sales of $6,821,000 in 2000, $9,746,000 in 1999 and $9,145,000 in 1998. The decrease in net sales in 2000 as compared to 1999 was due in part to one of our major customers changing their focus from selling integrated storage solutions, which included the DISC product line as a major component, to software-only sales. In addition, although units sales in 2000 remained relatively flat as compared to 1999, our average selling price decreased due to a shift in the product mix towards our lower priced units. Also, the units sold in 2000 generally had fewer media slots, and our revenue from the sale of media decreased. Our traditional customers moved to purchasing lower end units because the storage capacity is greater than the capacity of lower end units in prior years because of technological improvements. In response to the decline in demand in our traditional markets, we are pursuing new markets, including corporate environments requiring nearline solutions. We believe that these new markets have a growing requirement for the high capacity nearline storage solutions that we offer. In 1999, the number of units sold was relatively flat as compared to 1998 as customers deferred spending on new information storage systems while they completed their year 2000 testing activities. The increase in net sales in 1999 as compared to 1998 was primarily due to our renewed emphasis on selling media along with our products. The general sales cycles for distribution of our products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for Value Added Resellers (VAR) and small System Integrators and from one to two years for Original Equipment Manufacturers
(OEM), Product Integrators and large System Integrators.

         Cost of Sales. Cost of sales, as a percentage of sales, was approximately 85% in 2000, 75% in 1999 and 76% in 1998. Our relatively low gross margins reflect our low sales volumes, which have resulted in unabsorbed manufacturing costs and high costs of materials due to the inability to achieve purchasing economies of scale due to low sales volume. If we are able to increase sales, then we expect costs of sales per unit of product will decrease because fixed manufacturing costs will be distributed over the larger sales volume, and material costs will decrease as the result of volume purchases.

         Research and Development Expenses. Research and development expenses were $1,158,000 in 2000, $1,111,000 in 1999 and $1,290,000 in 1998. Although
expenses remained relatively flat in 2000 as compared to 1999, expenses decreased in 1999 as compared to 1998 primarily due to a reduction in headcount due to attrition. We believe that research and development expenses will increase moderately in 2001 due to current projects under development.

         Marketing and Sales Expenses. Marketing and sales expenses were $2,665,000 in 2000, $2,169,000 in 1999 and $2,011,000 in 1998. Expenses
increased in 2000 as compared to 1999 primarily due to an increase in head count. Expenses increased in 1999 as compared to 1998 primarily due to increased participation in industry trade shows. We believe that in 2001 marketing and sales expenses will increase in connection with our continued efforts to broaden market acceptance of our products. In particular, we intend to increase our sales force and increase our spending on market awareness activities.

         General and Administrative Expenses. General and administrative expenses have remained relatively flat and were $1,048,000 in 2000, $1,085,000 in 1999 and $1,030,000. We believe that general and administrative expenses continue to remain relatively flat during 2001.

LIQUIDITY AND CAPITAL RESOURCES

         During 2000, 1999 and 1998, we used cash of $3,565,000, $1,149,000 and
$2,816,000, respectively, primarily to fund operating losses. In fiscal 2000, we raised $3,870,000 through the issuance of convertible preferred stock. At December 31, 2000, we had a cash balance of approximately $128,000. In addition, we have a commitment from our largest investor to invest up to $3,900,000, if needed. We believe this committed future investment, together with borrowing from a factoring agreement with a financial institution, which allows it to borrow the lesser of $1,500,000 or 85% of eligible receivables, and cash generated from operations, will be sufficient to meet its operating requirements at least through the end of 2001, although we anticipate that we will continue to incur net losses for the foreseeable future. The ability to sustain our operations for a significant period after December 31, 2001 will depend on our ability to significantly increase sales or raise significant additional equity or debt financing on terms acceptable to us. There is no assurance that any of these conditions will be achieved. In particular, we expect to require increasing amounts of cash to finance our efforts to increase sales, which we plan to achieve by increasing selling efforts to large system integrators and OEMs, by hiring additional sales and sales support staff and by making evaluation units available. In addition, we intend to expand our current network of resellers. We may require cash to finance purchases of inventory to satisfy anticipated increased sales as our products achieve market acceptance.

         Although we have not committed to make any material capital expenditures as of December 31, 2000, our budget for capital equipment expenditures for 2001 is approximately $200,000. The majority of these purchases are expected to be in the areas of process and molding tooling to reduce cost and improve producibility of our products.

         The terms of the Series C Preferred Stock and outstanding warrants may limit the availability of financing for us, particularly equity financing, because of the superior preferences of the Series C Preferred Stock and the potential dilutive effect of the outstanding warrants. Holders of Series C Preferred Stock are entitled to receive cumulative dividends in the amount of approximately $112,000 per year [WHEN AND IF DECLARED]. We have never paid cash dividends and have no present plans to pay dividends.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are not exposed to significant market risk related to fluctuations in interest rates as we are not expected to have a significant investment portfolio in fiscal 2001. In addition, we do not use derivative financial instruments of any kind and currently all of our transactions are in U.S. currency.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14.(a)1 for a listing of financial statements provided in the section titled "FINANCIAL STATEMENTS."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         J. Richard Ellis, 55, is our Chairman of the Board and Chief Executive Officer. Mr. Ellis joined us as President and Chief Operating Officer in July 1994 and became Chief Executive Officer in January 1995. Mr. Ellis was appointed to our Board of Directors on July 13, 1994 and became Chairman of the Board of Directors in August 1996.

         Frank T. Connors, 67, has been our Secretary since May 1990, a member of our Board of Directors since June 1988 and was Chairman of the Board of Directors from June 1988 to August 1996 and our Chief Executive Officer from May 1990 to December 1994. Mr. Connors is Chairman of the Board of Directors of STM Wireless, Inc., a publicly held manufacturer of satellite communication networks.

         Michael D. Kaufman, 60, became a member of our Board of Directors in December 1988. Since October 1987, he has been the Managing General Partner of MK Global Ventures, MK Global Ventures II and MK GVD Fund, in Palo Alto, California, venture capital firms specializing in early-stage and start-up financing of high technology companies. Mr. Kaufman also serves on the Boards of Directors of Davox Corp., a telecommunications company, Syntellect Inc., a telecommunications company, Asante Technologies Inc., a networking company, and Human Pheromones Sciences, Inc., a company that develops and markets consumer products containing human pheromones.

         F. Rigdon Currie, 70, became member of our Board of Directors in December 1988. Since February 1988, he has been Special Limited Partner of MK Global Ventures II and MK GVD Fund. Mr. Currie serves on the Board of Directors of Synbiotics Corporation, a manufacturer of animal health test kits and instruments and several private companies.

         Arch J. Mcgill, 68, became member of our Board of Directors in August 1993. Since October 1985, he has been President of Chardonnay, Inc., a venture capital investment and executive business advisory services company. Mr. McGill serves on the Board of Directors of CIBER, Inc., a provider of system integration services.

         Michael A. McManus, Jr., 57, became a member of our Board Directors in August 1993. He is presently the President and Chief Executive Officer of Misonix Inc., a medical device company. From November 1991 to March 1998, he was President and Chief Executive Officer of New York Bancorp, Inc., the holding company for Home Federal Savings Bank. Mr. McManus also serves on the Boards of Directors of National Wireless Holdings Inc., a communications company, Novavax, Inc., a biopharmaceutical company, and the United States Olympic Committee.

         Henry Madrid, 44, is our Vice President, Finance and Chief Financial Officer. Mr. Madrid, a certified public accountant, joined us as Vice President of Finance and Chief Financial Officer in January 1990.

         Brian Irvine, 55, is our Vice President, Engineering. Mr. Irvine joined us in April 1990, and has held various engineering positions in our company including Director of Engineering, before being promoted to Vice President of Engineering in December 1997.

         Robert Cellucci, 58, joined us in February 1998 as our Vice President, Operations. From September 1997 to January 1998 he served as Manufacturing and Materials consultant for Cyberdent, a dental equipment start-up and from 1994 to August 1997, Mr. Cellucci served as the Vice President of Operations at Ion Systems, a manufacturer of static control equipment and systems.

         Robert W. Riland III, 37, joined us in March 2000 as Vice President of Marketing and was promoted to Vice President of Sales and Marketing in July 2000. From July 1997 to February 2000, Mr. Riland served as Vice President of Sales at Maxoptix Corporation, a manufacturer of high capacity magneto-optical drives and library systems, and from August 1989 to June 1997, served as Director of Sales and Marketing for U-tron Technologies, Inc., a manufacturer of personal computers, workstations and servers.

         Each of our directors is elected at the annual meeting of shareholders and holds office until the next annual meeting. Our executive officers are appointed by our board of directors or our president and serve at the discretion of our board of directors. There are no family relationships between any director, executive officer or person nominated or chosen by us to become a director or executive officer.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders also are required by rules promulgated by the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file.

         Based solely upon a review of the copies of such forms furnished to us, the absence of a Form 3 or Form 5 or written representations that no Forms 5 were required, we believe that, during fiscal year 2000, our officers, directors and greater than ten percent beneficial owners complied with all applicable
Section 16(a) filing requirements, except that the Form 4's required to be filed by each of J. Richard Ellis, Henry Madrid, Brian Irvine, Robert Cellucci and Robert Riland for a transaction occurring in November 2000 were filed late.

ITEM 11. EXECUTIVE COMPENSATION.

         The following Summary Compensation Table shows compensation paid by us for services rendered during fiscal years 2000, 1999 and 1998 to the person who was our Chief Executive Officer and the other executive officers who received salary and bonus compensation which exceeded $100,000 in fiscal year 2000.

                           SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM COMPENSATION
                                                                          --------------------------
                                                   ANNUAL COMPENSATION    SECURITIES
                                                   --------------------   UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION                        YEAR    SALARY($)(1)   OPTIONS(2)    COMPENSATION
- ---------------------------                        ----    ------------   ----------    ------------
J. Richard Ellis..............................     2000       173,000       200,000        1,000(3)
   President and Chief Executive Officer           1999       165,000            --        1,000(3)
                                                   1998       157,000       225,000+       1,000(3)

Henry Madrid..................................     2000       126,000       100,000        1,000(3)
   Vice President, Finance and                     1999       116,000            --        1,000(3)
   Chief Financial Officer                         1998       115,000        50,000+       1,000(3)

Brian Irvine..................................     2000       120,000        35,000        1,000(3)
   Vice President, Engineering                     1999       114,000            --        1,000(3)

                                                                            LONG-TERM COMPENSATION
                                                                          --------------------------
                                                   ANNUAL COMPENSATION    SECURITIES
                                                   --------------------   UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION                        YEAR    SALARY($)(1)   OPTIONS(2)    COMPENSATION
- ---------------------------                        ----    ------------   ----------    ------------
                                                   1998       109,000        65,000+       1,000(3)

Robert Cellucci(4)............................     2000       122,000        35,000        1,000(3)
   Vice President, Operations                      1999       109,000            --        1,000(3)
                                                   1998        97,000        50,000        1,000(3)

Robert W. Riland III(5).......................     2000       143,000       240,000        1,000(3)
   Vice President, Sales and Marketing             1999            --            --           --
                                                   1998            --            --           --

- ------------------

 + Option grants reflect repricing of options previously granted pursuant to our 1990 Stock Plan.

(1)  No bonuses were paid during 2000.

(2) Options are awarded pursuant to our Stock Plan, which is administered by the Board of Directors. The Board of Directors determines the eligibility of employees and consultants, the number of shares to be granted and the terms of such grants.

(3)  The amounts shown represent life insurance premiums paid by us.

(4)  Mr. Cellucci joined us in February 1998.

(5)  Mr. Riland joined us in March 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                      INDIVIDUAL GRANTS                                  POTENTIAL
                                           --------------------------------------                     REALIZABLE VALUE
                                                          PERCENT                                        AT ASSUMED
                                                         OF TOTAL                                       ANNUAL RATES
                                           NUMBER OF      OPTIONS                                      OF STOCK PRICE
                                           SECURITIES   GRANTED TO                                    APPRECIATION FOR
                                           UNDERLYING    EMPLOYEES      EXERCISE                        OPTION TERM
                                            OPTIONS      IN FISCAL       PRICE      EXPIRATION     ----------------------
NAME                                       GRANTED(#)      YEAR          ($/SH)        DATE         5%($)        10%($)
- ----                                       ----------   -----------     --------    ----------     --------     ---------
J. Richard Ellis......................      200,000         22%           $3.25      Nov. 2005      830,000     1,047,000
   President and Chief Executive
   Officer

Henry Madrid..........................      100,000         11%           $3.25      Nov. 2005      415,000       523,000
   Vice President, Finance and
   Chief Financial Officer

Brian Irvine..........................       35,000          4%           $3.25      Nov. 2005      145,000       183,000
   Vice President, Engineering

Robert Cellucci.......................       35,000          4%           $3.25      Nov. 2005      145,000       183,000
   Vice President, Operations(3)

Robert W. Riland III..................      240,000         27%           $3.00 -    May -          950,000     1,200,000
   Vice President, Sales and                                              $3.25      Nov. 2005
   Marketing

                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

         The following table provides information on the value of options exercised in fiscal 2000 and the value of unexercised in-the-money options held by the named executive officers as December 31, 2000

                                                         NUMBER OF SECURITIES
                                                              UNDERLYING               VALUE OF UNEXERCISED
                                                         UNEXERCISED OPTIONS           IN-THE-MONEY OPTIONS
                               SHARES                    AT DECEMBER 31, 2000        AT DECEMBER 31, 2000(1)
                            ACQUIRED ON     VALUE     ---------------------------   ---------------------------
NAME                          EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
- ----                        -----------    --------   -----------   -------------   -----------   -------------
J. Richard Ellis.........        --           --        149,479        275,521        $200,000       $110,000
Henry Madrid.............        --           --         34,375        115,625        $ 44,000       $ 24,000
Brian Irvine.............        --           --         42,708         57,292        $ 58,000       $ 32,000
Robert Cellucci..........        --           --         33,021         51,979        $ 44,000       $ 24,000
Robert W. Riland III.....        --           --         22,500        217,500        $    --        $     --

 (1) Market value of underlying securities at year-end minus the exercise price of "in-the-money" options. The closing sale price for our common stock as of December 29, 2000 on the NASDAQ Small Cap Market System was $2.125.

COMPENSATION OF DIRECTORS

         Pursuant to the our 1995 Stock Option Plan for Non-Employee Directors, each non-employee director receives an initial grant of options to purchase 25,000 shares of our common stock upon commencement of service as a director. In addition to such initial grant of 25,000 options, each non-employee director is granted an option to purchase 5,000 shares of the Company's Common Stock during each year of service as a director commencing with fiscal year 1995.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Frank T. Connors, Michael A. McManus, Jr. and F. Rigdon Currie comprised the Board's Compensation Committee during fiscal 2000. Mr. Connors has been our Secretary since May 1990 and was our Chief Executive Officer from May 1990 to December 1994. Neither Mr. McManus nor Mr. Currie has been an officer or employee of our company. Please see "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a discussion of certain relationships and transactions between Mr. Currie and DISC. During fiscal year 2000, none of our executive officers (i) served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on our Compensation Committee, (ii) served as a director of another entity, one of whose executive officers served on the Company's Compensation Committee, or
(iii) served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a member of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2001, as to (a) all directors, (b) the named executive officers identified in the Summary Compensation Table located in Item 11, (c) all directors and executive officers as a group, and (d) each person known to us to be the beneficial owner of more than 5% of any class of our voting securities.

         Each share of the our Series C, Series D, Series E and Series I through Series O Preferred Stock is convertible into one share of common stock and is entitled to one vote per share. Each share of our Series F

Preferred Stock is convertible into two shares of common stock and is entitled to two votes per share. Each share of Series G, Series H and Series P through Series AA Preferred Stock is convertible into ten shares of common stock and is entitled to ten votes per share. Because our outstanding Preferred Stock votes together with and has the same rights to cumulative voting as the common stock, the number of shares held by each beneficial owner includes all shares of common stock and Preferred Stock on an as-if-converted basis, and "Percentage of Class" represents the total of our common and Preferred Stock, on an as-if-converted basis, issued and outstanding as of March 15, 2001. Except as otherwise indicated, we believe, based on information furnished by these owners, that the beneficial owners of the common stock and Preferred Stock have sole investment and voting power with respect to such shares, subject to applicable community property laws.

                                                                        AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                    BENEFICIAL OWNERSHIP        PERCENT OF CLASS
- ------------------------------------                                    --------------------        ----------------
MK Global Ventures +.............................................              769,558(1)                 4.0%
MK Global Ventures II +..........................................              769,250(2)                 4.0%
MK GVD Fund +....................................................           15,319,605(3)                80.5%
Michael D. Kaufman +.............................................           16,430,736(4)(7)             88.6%
J. Richard Ellis ++..............................................              199,063(5)                 1.0%
Frank T. Connors ++..............................................              137,558(6)                   *
F. Rigdon Currie ++..............................................               55,000(7)                   *
Arch J. McGill ++................................................               55,000(7)                   *
Michael A. McManus, Jr. ++.......................................               67,500(7)                   *
Brian Irvine ++..................................................               55,751(8)                   *
Robert Cellucci ++...............................................               40,833(9)                   *
Henry Madrid ++..................................................               94,583(10)                  *
Robert W. Riland III ++..........................................               94,583(11)                  *
Directors and Executive Officers as a group
   (ten (10) persons)............................................           17,693,320(12)              89.79%

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

(2) MK Global Ventures II beneficially owns 310,462 shares of Common Stock, 361,831 shares of Series C Preferred Stock and 77,566 shares of Series I Preferred Stock. See the first paragraph of this Item 12 for a description of the conversion and voting rights with respect to the Series C and Series I Preferred Stock. Beneficial ownership also includes warrants for 19,391 shares of Common Stock exercisable on March 15, 2001 or within 60 days thereafter.

(3) MK GVD Fund beneficially owns 595,049 shares of Common Stock; 333,333 shares of the Series D Preferred Stock; 375,000 shares of the Series E Preferred Stock; 250,000 shares of the Series F Preferred Stock; 97,500 shares of the Series G Preferred Stock; 26,109 shares of the Series H Preferred Stock; 84,999 shares of the Series I Preferred Stock; 244,966 shares of the Series J Preferred Stock; 235,110 shares of the Series K Preferred Stock; 199,275 shares of the Series L Preferred Stock; 179,372 shares of the Series M Preferred Stock; 666,667 shares of the Series N Preferred Stock; 1,320,755 shares of the Series O Preferred Stock; 36,585 shares of the Series P Preferred Stock; 112,097 shares of the Series Q Preferred Stock; 86,207 shares of the Series R Preferred Stock; 96,875 shares of the Series S Preferred Stock; 16,089 shares of the Series T Preferred Stock; 38,961 shares of the Series U Preferred Stock; 66,038 shares of the Series V Preferred Stock; 30,201 shares of the Series W Preferred Stock; 32,800 of the Series X Preferred Stock; 57,592 of the Series Y Preferred Stock; 39,906 of the Series Z Preferred Stock; and 60,774 of the Series AA Preferred Stock. See the first paragraph of this
     Item 12 for a description of the conversion and voting rights with respect to the different series of Preferred Stock. Beneficial ownership also includes warrants for 2,603,240 shares of Common Stock exercisable on March 15, 2001 or within 60 days thereafter.

(4) Includes Common Stock, Preferred Stock and warrants beneficially owned by MK Global Ventures, MK Global Ventures II and MK GVD Fund, as separately described in notes (1), (2) and (3) above. Mr. Kaufman is the managing general partner of each of those funds.

(5) Includes 189,063 shares of Common Stock issuable upon exercise of stock options exercisable on March 15, 2001 or within 60 days thereafter.

(6) Includes 80,000 shares of Common Stock issuable upon exercise of stock options exercisable on March 15, 2001 or within 60 days thereafter.

(7) Includes 55,000 shares of Common Stock issuable upon exercise of stock options exercisable on March 15, 2001 or within 60 days thereafter.

(8) Includes 51,771 shares of Common Stock issuable upon exercise of stock options exercisable on March 15, 2001 or within 60 days thereafter.

(9) Includes 40,833 shares of Common Stock issuable upon exercise of stock options exercisable on March 15, 2001 or within 60 days thereafter.

(10) Includes 48,958 shares of Common Stock issuable upon exercise of stock options exercisable on March 15, 2001 or within 60 days thereafter.

(11) Includes 44,583 shares of Common Stock issuable upon exercise of stock options exercisable on March 15, 2001 or within 60 days thereafter.

(12) Includes 670,208 shares of Common Stock issuable upon exercise of stock options and warrants for 2,622,631 shares of Common Stock exercisable on March 15, 2001 or within 60 days thereafter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the quarter ended March 31, 2000, we issued $820,000 in principal amount of subordinated convertible debentures to MK GVD Fund. On March 31, 2000, these debentures were converted into 32,800 shares of the Series X Preferred Stock, each initially convertible into ten shares of common stock at a price of $2.50 per share, and warrants to purchase 82,000 shares of common stock at an exercise price of $3.13 per share.

         During the quarter ended June 30, 2000, we issued $1,100,000 in principal amount of subordinated convertible debentures to MK GVD Fund. On June 30, 2000, these debentures were converted into 57,592 shares of Series Y Preferred Stock, each initially convertible into ten shares of common stock at a price of $1.91 per share, and warrants to purchase 143,979 shares of common stock at an exercise price of $2.39 per share.

         During the quarter ended September 30, 2000, we issued $850,000 in principal amount of subordinated convertible debentures to MK GVD Fund. On September 30, 2000, these debentures were converted into 39,906 shares of Series Z Preferred Stock, each initially convertible into ten shares of common stock at a price of $2.13 per share, and warrants to purchase 99,765 shares of common stock at an exercise price of $2.66 per share.

         During the quarter ended December 31, 2000, we issued $1,100,000 in principal amount of subordinated convertible debentures to MK GVD Fund. On December 31, 2000, these debentures were converted into 60,774 shares of Series AA Preferred Stock each initially convertible into ten shares of common stock at a price of $1.81 per share, and warrants to purchase 151,933 shares of common stock at an exercise price of $2.26 per share.

         The above transactions were unanimously approved by our Board of Directors. Michael D. Kaufman, a member of our Board of Directors, is the managing general partner of MK GVD Fund, MK Global Ventures and MK Global Ventures II. F. Rigdon Currie, a member of our Board of Directors, was, and continues to be,

Special Limited Partner of MK GVD Fund and MK Global Ventures II. However, we believe that the terms and provisions of the above transactions were as fair to us as they could have been if made with unaffiliated third parties.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Form 10-K:

1.       Financial Statements.

         Our financial statements as set forth under Item 8 of this Annual Report on Form 10-K are presented herein at the pages noted.

                                                                             PAGE NUMBERS
                                                                             ------------
         Report of Independent Accountants.................................       37
         Balance Sheet at December 31, 2000 and December 31, 1999..........       24
         Statement of Operations For the Three Years Ended December 31,
            2000...........................................................       25
         Statement of Shareholders' Equity For the Three Years Ended
            December 31, 2000..............................................       26
         Statement of Cash Flows For the Three Years Ended December 31,
            2000...........................................................       27
         Notes to Financial Statements.....................................       28

2.       Financial Statement Schedules.

         Financial statement schedules have been omitted as the information required to be set forth therein is not applicable or is readily available in the financial statements or notes to the financial statements.

3.       Exhibits.

         The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Form 10-K.

(b)  Reports on Form 8-K:

         No reports on Form 8-K were filed by us during the quarter ended December 31, 2000.

                              FINANCIAL STATEMENTS

                                   DISC, INC.
                                  BALANCE SHEET

                                                                              DECEMBER 31,
                                                                      -----------------------------
                                                                          2000             1999
                                                                      ------------     ------------
Assets
Cash .............................................................    $    128,000     $  1,126,000
Accounts receivable, net .........................................       1,784,000        1,677,000
Inventories ......................................................       1,465,000        1,447,000
Prepaids and deposits ............................................          76,000          129,000
                                                                      ------------     ------------
       Total current assets ......................................       3,453,000        4,379,000
Property and equipment, net ......................................         432,000          469,000
                                                                      ------------     ------------
                                                                      $  3,885,000     $  4,848,000
                                                                      ============     ============
Liabilities and Shareholders' Equity:
Accounts payable .................................................    $  1,159,000     $  1,026,000
Borrowings under credit line .....................................              --        1,165,000
Accrued expenses and other liabilities ...........................         630,000          588,000
                                                                      ------------     ------------
       Total current liabilities .................................       1,789,000        2,779,000
                                                                      ------------     ------------
Commitments and contingencies (Note 10)
Shareholders' equity:
   Convertible Preferred Stock; no par value, 10,000,000
     shares authorized; 5,141,573 and 4,950,501 shares
     issued and outstanding ......................................      20,892,000       17,022,000
   Common Stock; no par value, 20,000,000 shares
     authorized; 3,841,053 and 3,711,592 shares issued
     and outstanding .............................................      12,160,000       12,065,000
   Accumulated deficit ...........................................     (30,956,000)     (27,018,000)
                                                                      ------------     ------------
       Total shareholders' equity ................................       2,096,000        2,069,000
                                                                      ------------     ------------
                                                                      $  3,885,000     $  4,848,000
                                                                      ============     ============

                 See accompanying notes to financial statements.

                                   DISC, INC.
                             STATEMENT OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------
                                                             2000             1999             1998
                                                         ------------     ------------     ------------
Net sales ...........................................    $  6,821,000     $  9,746,000     $  9,145,000
                                                         ------------     ------------     ------------
Costs and expenses:
   Cost of sales ....................................       5,775,000        7,315,000        6,924,000
   Research and development .........................       1,158,000        1,111,000        1,290,000
   Marketing and sales ..............................       2,665,000        2,169,000        2,011,000
   General and administrative .......................       1,048,000        1,085,000        1,030,000
                                                         ------------     ------------     ------------
       Total costs and expenses .....................      10,646,000       11,680,000       11,255,000
                                                         ------------     ------------     ------------
Loss from operations ................................      (3,825,000)      (1,934,000)      (2,110,000)
Interest and other expense, net .....................        (113,000)        (125,000)        (125,000)
                                                         ------------     ------------     ------------
Net loss ............................................    $ (3,938,000)    $ (2,059,000)    $ (2,235,000)
                                                         ------------     ------------     ------------
Basic and diluted net loss per share ................    $      (1.04)    $      (0.56)    $      (0.64)
                                                         ------------     ------------     ------------
Weighted average common shares for basic
   and diluted net loss per share calculation .......       3,803,000        3,700,000        3,515,000

         See accompanying notes to financial statements.

                                   DISC, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY

                                                 PREFERRED STOCK               COMMON STOCK
                                           ---------------------------    -------------------------    ACCUMULATED
                                             SHARES          AMOUNT         SHARES        AMOUNT         DEFICIT           TOTAL
                                           ----------     ------------     ---------    -----------    ------------     -----------
Balance at December 31, 1997 ..........     3,395,304     $ 12,742,000     3,334,323    $11,053,000    $(22,724,000)    $ 1,071,000
Conversion of Preferred Stock
   into Common Stock ..................      (248,611)      (1,000,000)      361,111      1,000,000              --              --
Issuance of Series O Convertible
   Preferred Stock and Warrants
   for Common Stock, net ..............     1,320,755        1,400,000            --             --              --       1,400,000
Issuance of Series P Convertible
   Preferred Stock and Warrants
   for Common Stock, net ..............        36,585          300,000            --             --              --         300,000
Issuance of Series Q Convertible
   Preferred Stock and Warrants
   for Common Stock, net ..............       112,097          695,000            --             --              --         695,000
Issuance of Series R Convertible
   Preferred Stock and Warrants
   for Common Stock, net ..............        86,207          500,000            --             --              --         500,000
Issuance of Series S Convertible
   Preferred Stock and Warrants
   for Common Stock, net ..............        96,875          310,000            --             --              --         310,000
Net loss for the period ...............            --               --            --             --      (2,235,000)     (2,235,000)
                                           ----------     ------------     ---------    -----------    ------------     -----------
Balance at December 31, 1998 ..........     4,799,212       14,947,000     3,695,434     12,053,000     (24,959,000)      2,041,000
Exercise of Common Stock
   Options ............................            --               --        16,158         12,000              --          12,000
Issuance of Series T Convertible
   referred Stock and Warrants
   for Common Stock, net ..............        16,089          325,000            --             --              --         325,000
Issuance of Series U Convertible
   Preferred Stock and Warrants
   for Common Stock, net ..............        38,961          600,000            --             --              --         600,000
Issuance of Series V Convertible
   Preferred Stock and Warrants
   for Common Stock, net ..............        66,038          700,000            --             --              --         700,000
Issuance of Series W Convertible
   Preferred Stock and Warrants
   for Common Stock, net ..............        30,201          450,000            --             --              --         450,000
Net loss for the period ...............            --               --            --             --      (2,059,000)     (2,059,000)
                                           ----------     ------------     ---------    -----------    ------------     -----------
Balance at December 31, 1999 ..........     4,950,501       17,022,000     3,711,592     12,065,000     (27,018,000)      2,069,000
Exercise of Common Stock
   Options ............................            --               --       129,461         95,000              --          95,000
Issuance of Series X Convertible
   Preferred Stock and Warrants
   for Common Stock, net ..............        32,800          820,000            --             --              --         820,000
Issuance of Series Y Convertible
   Preferred Stock and Warrants
   for Common Stock, net ..............        57,592        1,100,000            --             --              --       1,100,000
Issuance of Series Z Convertible
   Preferred Stock and Warrants
   for Common Stock, net ..............        39,906          850,000            --             --              --         850,000
Issuance of Series AA Convertible
   Preferred Stock and Warrants for
   Common Stock, net ..................        60,774        1,100,000            --             --              --       1,100,000
Net loss for the period ...............            --               --            --             --      (3,938,000)     (3,938,000)
                                           ----------     ------------     ---------    -----------    ------------     -----------
Balance at December 31, 2000 ..........     5,141,573     $ 20,892,000     3,841,053    $12,160,000    $(30,956,000)    $ 2,096,000
                                           ==========     ============     =========    ===========    ============     ===========

                 See accompanying notes to financial statements.

                                   DISC, INC.
                             STATEMENT OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------
                                                             2000            1999            1998
                                                         -----------     -----------     -----------
Cash flows from operating activities:
   Net loss .........................................    $(3,938,000)    $(2,059,000)    $(2,235,000)
   Adjustments to reconcile net loss to cash
     used in operating activities:
   Depreciation expense .............................        270,000         134,000         263,000
   Changes in assets and liabilities:
     Accounts receivable ............................       (107,000)        420,000        (329,000)
     Inventories ....................................        (18,000)         65,000         (47,000)
     Prepaids and deposits ..........................         53,000         (26,000)        (30,000)
     Accounts payable ...............................        133,000         254,000        (560,000)
     Accrued expenses and other liabilities .........         42,000          63,000         122,000
                                                         -----------     -----------     -----------
Net cash used in operating activities ...............     (3,565,000)     (1,149,000)     (2,816,000)
                                                         -----------     -----------     -----------
Cash used in investing activities for capital
   expenditures .....................................       (233,000)       (173,000)       (291,000)
                                                         -----------     -----------     -----------
Cash flows from financing activities:
   Borrowings under line of credit, net .............     (1,165,000)       (467,000)        294,000
   Proceeds from issuance of Common Stock ...........         95,000          12,000              --
   Proceeds from issuance of Preferred Stock
     and Warrants for Common Stock ..................      3,870,000       2,075,000       3,205,000
                                                         -----------     -----------     -----------
Cash provided by financing activities ...............      2,800,000       1,620,000       3,499,000
                                                         -----------     -----------     -----------
Net increase in cash ................................       (998,000)        298,000         392,000
Cash at beginning of the year .......................      1,126,000         828,000         436,000
                                                         -----------     -----------     -----------
Cash at end of the year .............................    $   128,000     $ 1,126,000     $   828,000
                                                         ===========     ===========     ===========
Supplemental disclosure of cash flow
   information:
   Interest paid ....................................    $   113,000     $   125,000     $   125,000
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

         Subsequent to year end, the Company received a commitment from its largest investor for additional equity financing of up to $3,900,000, if necessary, through the issuance of Preferred Stock. The Company believes that this cash, together with cash generated from operations, will be sufficient to meet its operating requirements at least through the end of 2001, although the Company anticipates that it will continue to incur net losses for the foreseeable future. The ability to sustain its operations for a significant period after December 31, 2001, will depend on the Company's ability to significantly increase sales or raise significant additional equity or debt financing.

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

CERTAIN RISKS AND CONCENTRATIONS

         At December 31, 2000, substantially all of the Company's cash and cash equivalents were invested with one financial institution.

         The Company performs ongoing credit evaluations of its customers' financial condition and, generally requires no collateral from its customers. At December 31, 2000 two customers represented 15% and 11% respectively of the accounts receivable balance. At December 31, 1999, two customers represented 29% and 11%, respectively, of the accounts receivable balance. At December 31, 1998, no customer represented 10% or more of the accounts receivable balance. The Company maintains an allowance for doubtful accounts receivable based upon the collectibility of all accounts receivable.

         In 2000 two customers accounted for 14% and 13% of sales respectively. In 1999, one customer accounted for 23% of net sales. No customer accounted for more than 10% of net sales in fiscal 1998.

FINANCIAL INSTRUMENTS

         The carrying amount of the Company's financial instruments, including cash and equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with maturities of three months or less at the time of purchase and money market funds to be cash equivalents.

REVENUE RECOGNITION

         The Company recognizes revenue upon the shipment of its products to the customer provided that the Company has received a signed purchase order, the price is fixed and collection of the resulting receivable is probable. Subsequent to the sale of the products, the Company has no obligation to provide any modification or customization upgrades, enhancements or any post contract customer support. Provisions for returns and allowances are recorded at the time revenue is recognized based on the Company's historical experience.

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

         In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25." FIN 44 clarifies, among other issues (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

INCOME TAXES

         The Company accounts for income taxes under the asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of timing differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

COMPREHENSIVE INCOME (LOSS)

         For the three years in the period ended December 31, 2000, there were no elements of comprehensive income (loss), except for the net losses.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. The Company will adopt SFAS 133 in the first fiscal quarter of 2001 and does not expect the adoption to have a material effect on its financial condition or results of operations.

NOTE 3 - BALANCE SHEET DETAILS:

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                                2000            1999
                                                            -----------     -----------
Accounts receivable:
   Trade accounts receivable ...........................    $ 1,965,000     $ 1,842,000
     Less:  Allowance for doubtful account .............       (181,000)       (165,000)
                                                            -----------     -----------
                                                            $ 1,784,000     $ 1,677,000
                                                            ===========     ===========
Inventories:
   Raw materials .......................................    $   812,000     $   824,000
   Work-in-process .....................................        574,000         546,000
   Finished goods ......................................         79,000          77,000
                                                            -----------     -----------
                                                            $ 1,465,000     $ 1,447,000
                                                            ===========     ===========
Property and equipment:
   Computer and other equipment ........................    $   705,000     $   596,000
   Tooling .............................................        160,000         136,000
   Evaluation units ....................................        655,000         555,000
   Leasehold improvements ..............................         23,000          23,000
   Furniture and fixtures ..............................         45,000          45,000
                                                            -----------     -----------
                                                            $ 1,588,000       1,355,000

   Less: Accumulated depreciation and amortization .....     (1,156,000)       (886,000)
                                                            -----------     -----------
                                                            $   432,000     $   469,000
                                                            ===========     ===========

NOTE 4 - DEBT:

         In December 2000, the Company's line of credit agreement expired and all outstanding debt was repaid. Also in December 2000, the Company entered into a one year factoring agreement with another financial institution. Receivables purchased under this agreement are limited to the lesser of $1,500,000 or 85% of eligible receivables and are secured by substantially all of the assets of the Company. Interest under the agreement is prime rate plus 4% and .825% of the amount of receivables purchased, with a minimum charge of $7,500 per month. This agreement requires the Company to comply with certain financial covenants all of which the Company was in compliance with at December 31, 2000. At December 31, 2000 there were no borrowings under this agreement.

NOTE 5 - CONVERTIBLE PREFERRED STOCK:

         Information with regard to the Company's Preferred Stock as of December 31, 2000 is summarized in the following table:

                                 SHARES     COMMON STOCK
                  SHARES       ISSUED AND   ISSUABLE UPON   LIQUIDATION      NET OF
     SERIES     AUTHORIZED     UTSTANDING     CONVERSION    PREFERENCES   ISSUANCE COST
     ------     ----------     ----------   -------------   -----------   -------------
        C          372,296       372,296         372,296       $  5.00    $  1,861,000
        D          600,000       333,333         333,333          5.00       1,471,000
        E          500,000       375,000         375,000          4.00       1,480,000
        F          250,000       250,000         500,000          8.00       1,250,000
        G          110,000        97,500         975,000         20.00         950,000
        H           26,109        26,109         261,090         38.30       1,000,000
        I          167,065       167,065         167,065          4.19         700,000
        J          244,966       244,966         244,966          2.98         730,000
        K          235,110       235,110         235,110          3.19         750,000
        L          199,275       199,275         199,275          2.76         550,000
        M          179,372       179,372         179,372          2.23         400,000
        N          666,667       666,667         666,667          0.90         600,000
        O        1,320,755     1,320,755       1,320,755          1.06       1,400,000
        P           36,585        36,585         365,850          8.20         300,000
        Q          112,097       112,097       1,120,970          6.20         695,000
        R           86,207        86,207         862,070          5.80         500,000
        S           96,875        96,875         968,750          3.20         310,000
        T           16,089        16,089         160,891         20.20         325,000
        U           38,961        38,961         389,610         15.40         600,000
        V           66,038        66,038         660,377         10.60         700,000
        W           30,201        30,201         302,010         14.90         450,000
        X           32,800        32,800         328,000         25.00         820,000
        Y           57,592        57,592         575,920         19.10       1,100,000
        Z           39,906        39,906         399,061         21.30         850,000
       AA           60,774        60,774         607,740         18.10       1,100,000
                ----------     ---------    ------------                  ------------
                 5,545,740     5,141,573      12,571,178                  $ 20,892,000
Undesignated     4,454,260            --
                ----------     ---------                                  ------------
Total           10,000,000     5,141,573                                  $ 20,892,000
                ==========     =========                                  ============

         The holders of Series C Preferred Stock are entitled to receive $0.30 per share per annum cumulative dividends prior to and in preference to Common Shareholders. Such dividends are cumulative whether or not declared by the Board of Directors. The holders of Series D through AA Preferred Stock are entitled to receive, when and if declared by the Board of Directors, dividends in the same amount per share as declared on the Company's Common Stock, with each share of Preferred Stock being treated for this purpose as the number of shares of Common Stock into which it is then convertible.

         Each share of Preferred Stock has the number of votes equal to the number of shares of Common Stock into which it is then convertible. The Company has reserved sufficient shares of Common Stock to allow for the conversion of all outstanding Preferred Stock.

         Shares of Series H through AA Preferred Stock were issued pursuant to an agreement entered into in March 1996, as amended, with the Company's largest shareholder whereby the Company agreed to sell and the shareholder agreed to purchase subordinated convertible debentures. The conversion price of the debentures is 85% of the lower of the average closing price of the Company's Common Stock for the five trading days ended three days prior to the end of the quarter or the closing bid price on the last day of the quarter in which the convertible debentures are issued.

         The Company issued Warrants in conjunction with the issuance of Preferred Stock. The Warrants entitle the holders to purchase the Company's Common Stock.

         Holders of Preferred Stock received Warrants for the purchases of Common Stock as follows:

               WARRANTS ISSUED        EXERCISE PRICE           DATE
SERIES         AND OUTSTANDING          PER SHARE             ISSUED
- ------         ---------------        --------------         --------
   G               118,750                 2.50                Mar 96
   H                65,273                 4.85                Jun 96
   I                41,766                 5.24                Sep 96
   J                61,242                 3.73                Dec 96
   K                58,778                 3.98                Mar 97
   L                49,819                 3.45                Jun 97
   M                44,843                 2.78                Sep 97
   N               166,666                 1.13                Dec 97
   O               330,188                 1.33                Feb 98
   P                91,462                 0.82                Mar 98
   Q               280,242                 0.78                Jun 98
   R               215,517                 0.73                Sep 98
   S               242,187                 0.40                Dec 98
   T                40,222                 2.53                Mar 99
   U                97,402                 1.93                Jun 99
   V               165,094                 1.33                Sep 99
   W                75,503                 1.86                Dec 99
   X                82,000                 3.13                Mar 00
   Y               143,979                 2.39                Jun 00
   Z                99,765                 2.66                Sep 00
  AA               151,933                 2.26                Dec 00
                 ---------
                 2,622,631
                 =========

         All Warrants expire five years from the date of issuance.

NOTE 6 - STOCK OPTION PLAN:

         At December 31, 2000, the Company had two stock-based compensation plans, which are described below:

THE 1990 PLAN

         Under the 1990 Stock Option Plan, as amended in 1999 (the "1990 Plan"), employees, consultants and non-employee directors (prior to 1995) may be granted options for up to 2,800,000 shares of common stock which vest over a four year period from the date of grant. The options vest equally on a monthly basis unless it is the employee's or consultant's first stock grant, in which case vesting commences six months from the date of grant.

         On November 9, 2000 our board of directors approved an increase of 1,200,000 shares in the number of shares of common stock reserved for issuance under the 1990 Plan. This increase has not yet been approved by our stockholders. Also on November 9, 2000 the board of directors granted options to purchase 616,000 shares of common stock to all of our then current officers and employees. These grants are contingent upon receiving stockholder approval of the increase in the number of shares reserved for issuance under the 1990 Plan. Assuming the effect of the increase in the number of shares reserved under the 1990 Plan and the grant of options to our officers and employees, at December 31, 2000, 975,000 shares were available for grant under the 1990 Plan.

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

         At December 31, 2000, 100,000 shares were available for grant under the Non-Employee Option Plan.

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

         The following table summarizes the combined activity of the 1990 Plan and the Non-Employee Option Plan for the years ended December 31, 2000, 1999 and 1998:

                                                     2000                         1999                          1998
                                         --------------------------   ---------------------------   --------------------------
                                                        WEIGHTED-                     WEIGHTED-                    WEIGHTED-
FIXED OPTIONS                              SHARES     AVE. EX PRICE     SHARES      AVE. EX PRICE     SHARES     AVE. EX PRICE
- -------------                            ----------   -------------   ----------    -------------   ----------   -------------
Outstanding at beginning of year .....    1,093,733       $0.80        1,098,000        $ .76        1,011,500        $3.80
Granted ..............................      925,000        3.24           89,000         1.61        1,162,850          .76
Exercised ............................     (125,857)       0.75          (16,158)         .75
Forfeited/Canceled ...................     (172,424)       1.19          (77,109)        1.08       (1,076,350)        3.62
                                         ----------       -----       ----------        -----       ----------        -----
Outstanding at end of year ...........    1,720,452       $2.08        1,093,733        $0.80        1,098,000        $0.76
                                         ==========       =====       ==========        =====       ==========        =====
Options exercisable at year-end ......      619,354                      483,915                       242,018
Weighted-average fair value of
    options granted during the year...   $     2.91                   $     1.52                    $     0.59

         The following table summarizes the combined information about options outstanding under the 1990 Plan and Non-Employee Option Plan at December 31, 2000:

                                  OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                   ------------------------------------------------     -----------------------------
                       NUMBER        WT-AVERAGE                            NUMBER         WT-AVERAGE
      RANGE OF     OUTSTANDING AT     REMAINING        WT-AVERAGE       EXERCISABLE AT     EXERCISE
  EXERCISE PRICE      12/31/00      CONTRACT LIFE    EXERCISE PRICE        12/31/00         PRICE
  --------------   --------------   -------------    --------------     ---------------   -----------
  $0.47 to $0.75      752,539            2.4             $0.74             523,340          $0.74
  $1.00 to $2.00       67,913            3.5             $1.48              42,535          $1.65
  $2.80 to $3.38      874,500            4.8             $3.20              48,698          $3.11
  $4.75                25,500            4.2             $4.75               5,181          $4.75

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


                                                           2000            1999          1998
                                                        -----------    -----------    -----------
Net loss                                 As Reported    $(3,938,000)   $(2,059,000)   $(2,235,000)
                                         Pro Forma      $(4,444,000)   $(2,483,000)   $(2,649,000)
Basic and diluted net loss per share     As Reported    $     (1.04)   $     (0.56)   $     (0.64)
                                         Pro Forma      $     (1.17)   $     (0.67)   $     (0.75)

         The compensation cost calculated under SFAS 123 is based on options granted from 1996 through 2000, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of the pro forma effects of option grants on reported net income for future years.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998: expected volatility of 157.7% for 2000, 144.5% for 1999, and 112.9% for 1998; dividend yield of 0% for all years; risk-free interest rates for the last day of the month in which the options were granted; and expected lives of 4 years for the 1990 Option Plan and 5 years for the Non-Employee Option Plan.

NOTE 7 - INCOME TAXES:

         No provisions for federal or state income taxes were recorded for the years ended December 31, 2000, 1999, and 1998 as the Company incurred net operating losses during these years.

         Significant components of the Company's deferred tax assets are as follows:

                                                              DECEMBER 31,
                                               -------------------------------------------
                                                   2000           1999             1998
                                               -----------    ------------     -----------
Net operating loss carryforwards ..........    $ 9,513,000    $  8,910,000       8,240,000
Credit carryforwards ......................        970,000         967,000         941,000
Capitalized research and
   development expenses ...................        311,000         246,000
                                                                                   303,000
Reserves and other ........................        329,000         254,000         237,000
                                               -----------    ------------     -----------
Deferred tax assets .......................     11,115,000      10,442,000       9,664,000
Valuation allowance .......................    (11,115,000)    (10,442,000)     (9,664,000)
                                               -----------    ------------     -----------
                                               $        --    $         --     $        --
                                               ===========    ============     ===========

         Management believes that it is more likely than not that the deferred tax assets will not be utilized. Accordingly, a full valuation allowance has been recorded.

         At December 31, 2000, the Company had approximately $26,817,000 of federal and $8,810,000 of state net operating loss carryforwards available to offset future taxable income which expire in varying amounts beginning in 2000. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% as defined, over a three year period.

         The benefit for income taxes differed from the amount determined by applying U.S. statutory income tax rates to income before income taxes. A reconciliation is summarized below:

                                                                  DECEMBER 31,
                                                     ---------------------------------------
                                                        2000           1999          1998
                                                     -----------     ---------     ---------
Tax benefit at statutory rate ...................    $(1,339,000)    $(701,000)    $(760,000)
Non-recognition of tax benefit and other ........      1,339,000       701,000       760,000
                                                     -----------     ---------     ---------
                                                     $        --     $      --     $      --
                                                     ===========     =========     =========

NOTE 8 - NET LOSS PER SHARE

         Options and Warrants to purchase shares, and Convertible Preferred Stock outstanding totaling 16,764,661 were not included in the computation of diluted net loss per share, as their effect was antidilutive for the periods presented. Therefore, both the basic and diluted net loss per share computations resulted in the same number and there were no reconciling items.

NOTE 9 - OPERATING SEGMENTS

         The Company sells its products predominately in the United States. No other geographic region accounted for more than 10% of net sales in fiscal 2000, 1999, or 1998.

         The Company has no long-lived assets outside the United States in any of the years presented.

         The following table presents external net sales of similar products and services:

                                             2000          1999          1998
                                          ----------    ----------    ----------
Storage devices and services .........    $6,086,000     8,622,000    $8,779,000
Media ................................       735,000     1,124,000       366,000
                                          ----------    ----------    ----------
                                          $6,821,000    $9,746,000    $9,145,000
                                          ==========    ==========    ==========

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         The Company occupies its facility under a non-cancelable operating lease agreement which expires on October 31, 2005. The lease requires the Company to pay property taxes and insurance.

         The total minimum rental commitments at December 31, 2000, excluding insurance, normal maintenance and certain property taxes, are payable as follows:

               FISCAL YEAR              OPERATING LEASE
               -----------              ---------------
                  2001                      $456,000
                  2002                       474,000
                  2003                       493,000
                  2004                       513,000
                  2005                       441,000

Total rental expense under operating leases, including month-to-month rentals, was $218,779, $159,000, and $181,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         From time to time the Company is involved in litigation in the normal course of business. Management believes that the outcome of matters to date will not have a material effect on the Company's financial position, results of operations or cash flows.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of DISC, Inc.

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) on page 23 present fairly, in all material respects, the financial position of DISC, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
San Jose, CA
February 9, 2001, except as to Note 1, which is as of March 26, 2001

                                INDEX TO EXHIBITS

         These Exhibits are numbered in accordance with the Exhibit Table of
Item 601 of Regulation S-K:

EXHIBIT
 NUMBER        DESCRIPTION
- --------       -----------
   3.1         Amended and Restated Articles of Incorporation as filed with the
               California Secretary of State on December 15, 1992, incorporated herein by this reference to Exhibit 3.1 to the Company's
               Registration Statement on Form S-1, File No. 33-52144 (the "S-1
               Registration Statement").

   3.2         Certificate of Determination of Preferences of Series D Preferred
               Stock, as filed with the California Secretary of State on April
               15, 1994, incorporated herein by this reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1994, File No. 33-52144 (the "1994 Form 10-K").

   3.3         Certificate of Determination of Preferences of Series E Preferred
               Stock, as filed with the California Secretary of State on March
               30, 1995, incorporated herein by this reference to Exhibit 3.3 to the Company's 1994 Form 10-K.

   3.4         Certificate of Amendment to Amended and Restated Articles of
               Incorporation, as filed with the California Secretary of State on September 18, 1995, incorporated herein by this reference to
               Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 33-52144 (the "1995 Form
               10-K").

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

EXHIBIT
 NUMBER        DESCRIPTION
- --------       -----------
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

   3.17        Certificate of Determination of Preferences of Series P Preferred
               Stock, as filed with the California Secretary State on October 9,
               1998, incorporated herein by this reference to Exhibit 3.2 to the Company's 1998 Third Quarter Form 10-Q.

   3.18        Certificate of Determination of Preferences of Series Q Preferred
               Stock, as filed with the California Secretary of State on October
               9, 1998, incorporated herein by this reference to Exhibit 3.18 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1998 (the "1998 Form 10-K").

   3.19        Certificate of Determination of Preferences of Series R Preferred
               Stock, as filed with the California Secretary of State on January
               12, 1999, incorporated herein by this reference to Exhibit 3.19 to the Company's 1998 Form 10-K.

   3.20        Certificate of Determination of Preferences of Series S Preferred
               Stock, as filed with the California Secretary of State on January
               12, 1999, incorporated herein by this reference to Exhibit 3.20 to the Company's 1998 Form 10-K.

   3.21        Certificate of Determination of Preferences of Series T Preferred
               Stock, as filed with the California Secretary of State on December 31, 1999, incorporated herein by this reference to
               Exhibit 3.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K).

   3.22        Certificate of Determination of Preferences of Series U Preferred
               Stock, as filed with the California Secretary of State on December 31, 1999, incorporated herein by this reference to
               Exhibit 3.22 to the Company's 1999 Form 10-K.

   3.23        Certificate of Determination of Preferences of Series V Preferred
               Stock, as filed with the California Secretary of State on December 31, 1999, incorporated herein by this reference to
               Exhibit 3.23 to the Company's 1999 Form 10-K.

   3.24        Certificate of Determination of Preferences of Series W Preferred
               Stock, as filed with the California Secretary of State on January
               26, 2000, incorporated herein by this reference to Exhibit 3.24 to the Company's 1999 Form 10-K.

   3.25*       Certificate of Determination of Preferences of Series X Preferred
               Stock, as filed with the California Secretary of State on December 28, 2000.

   3.26*       Certificate of Determination of Preferences of Series Y Preferred
               Stock, as filed with the California Secretary of State on December 28, 2000.

   3.27*       Certificate of Determination of Preferences of Series Z Preferred
               Stock, as filed with the California Secretary of State on December 28, 2000.

EXHIBIT
 NUMBER        DESCRIPTION
- --------       -----------
   3.28*       Certificate of Determination of Preferences of Series AA
               Preferred Stock, as filed with the California Secretary of State on January 9, 2001.

   3.29 Bylaws, incorporated herein by this reference to Exhibit 3.3 to the S-1 Registration Statement.

  10.1+ DISC, Inc. 1990 Stock Option Plan, as amended (the "Plan"), incorporated by reference to Exhibit 10.1 to the S-1 Registration
               Statement.

  10.2+ Form of Stock Option Agreement for use with the Plan, incorporated herein by this reference to Exhibit 10.2 to the S-1
               Registration Statement.

  10.3+ Form of Stock Bonus Agreement for use with the Plan, incorporated herein by this reference to Exhibit 10.3 to the S-1 Registration
               Statement.

  10.4+ Form of Stock Purchase Agreement for use with the Plan, incorporated herein by this reference to Exhibit 10.4 to the S-1
               Registration Statement.

  10.5+        DISC, Inc. 1995 Stock Option Plan for Non-Employee Directors (the
               "Director Plan"), incorporated herein by this reference to
               Exhibit 10.5 to the Company's 1995 Form 10-K.

  10.6+ Form of Stock Option Agreement for use with the Director Plan, incorporated herein by this reference to Exhibit 10.6 to the Company's 1995 Form 10-K.

  10.7+ Form of Indemnification Agreement entered into by the Company and its executive officers and directors, incorporated by this reference to Exhibit 10.5 to the S-1 Registration Statement.

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

EXHIBIT
 NUMBER        DESCRIPTION
- --------       -----------
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

  10.27* Factoring Agreement dated December 27, 2000 between the Company and SUMMIT Financial Resources, L.P.

  10.28* First Amendment, dated June 29, 2000, to Lease Agreement between the Company and Stanley R. Deck and Ellen Deck.

  23.1*        Consent of PricewaterhouseCoopers LLP.

  25           Power of Attorney (included on Signature Page).

- ----------

+ Indicates management contract or compensatory plan or arrangement.

* Filed with this Annual Report on Form 10-K for the year ended December 31,
  2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March 2001.

                                     DISC, Inc.

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

               SIGNATURE                                       TITLE                                      DATE
               ---------                                       -----                                      ----
/s/ J. RICHARD ELLIS                          President, Chief Executive Officer and                 March 30, 2001
- -------------------------------------------   Chairman of the Board of Directors
           (J. Richard Ellis)                 (Principal Executive Officer)

/s/ HENRY MADRID                              Vice President of Finance and                          March 30, 2001
- -------------------------------------------   Chief Financial Officer
             (Henry Madrid)                   (Principal Financial and Accounting Officer


/s/ FRANK T. CONNORS                          Director                                               March 30, 2001
- -------------------------------------------
           (Frank T. Connors)

/s/ F. RIGDON CURRIE                          Director                                               March 30, 2001
- -------------------------------------------
           (F. Rigdon Currie)

/s/ MICHAEL D. KAUFMAN                        Director                                               March 30, 2001
- -------------------------------------------
          (Michael D. Kaufman)

/s/ ARCH J. MCGILL                            Director                                               March 30, 2001
- -------------------------------------------
            (Arch J. McGill)

/s/ MICHAEL A. MCMANUS, JR.                   Director                                               March 30, 2001
- -------------------------------------------
       (Michael A. McManus, Jr.)