Form 10-Q
period 2001-03-31
DISC INC/CA
filed 2001-05-15
CIK 891788

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

                                    ---------


   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____

                                    1-11578
                            (Commission file number)

                                   ---------

                                   DISC, INC.
             (Exact name of registrant as specified in its charter)

                                   ---------

               California                               77-0129625
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)               Identification Number)

          372 Turquoise Street
          Milpitas, California                            95035

             (Address of principal executive offices and zip code)

                                 (408) 934-7000
               Registrant's telephone number, including area code

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of the registrant's common stock as of April 15, 2001 was 3,846,033.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   DISC, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                  March 31, 2001    December 31, 2000
                                                  --------------    -----------------
ASSETS
Current assets:
  Cash                                             $    799,000       $    128,000
  Accounts receivable                                 1,349,000          1,784,000
  Inventories                                         1,485,000          1,465,000
  Prepaids and deposits                                 190,000             76,000
                                                   ------------       ------------
        Total current assets                          3,823,000          3,453,000

Property and equipment, net                             432,000            432,000
                                                   ------------       ------------
                                                   $  4,255,000       $  3,885,000
                                                   ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                               $    875,000       $  1,159,000
    Borrowings under credit line                        505,000                 --
    Accrued expenses and other liabilities              740,000            630,000
                                                   ------------       ------------
        Total current liabilities                     2,120,000          1,789,000
                                                   ------------       ------------

Shareholders' equity:
Convertible Preferred Stock; no par value:
  10,000,000 shares authorized; 5,212,611
  and 5,141,573 shares issued and outstanding        22,192,000         20,892,000
Common Stock; no par value: 40,000,000
  Shares authorized; 3,846,033
  and 3,841,053 shares issued and outstanding        12,166,000         12,160,000
  Accumulated deficit                               (32,223,000)       (30,956,000)
                                                   ------------       ------------
        Total shareholders' equity                    2,135,000          2,096,000
                                                   ------------       ------------
                                                   $  4,255,000       $  3,885,000
                                                   ============       ============

       See the accompanying condensed notes to these financial statements.

                                   DISC, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended March 31,
                                                 -----------------------------
                                                     2001              2000
                                                 -----------       -----------
Net sales                                        $ 1,562,000        $ 1,615,000
                                                 -----------        -----------
Costs and expenses:
   Cost of sales                                   1,404,000          1,374,000
   Research and development                          372,000            280,000
   Marketing and sales                               752,000            493,000
   General and administrative                        278,000            272,000
                                                 -----------        -----------
        Total cost and expenses                    2,806,000          2,419,000
                                                 -----------        -----------
Loss from operations                              (1,244,000)          (804,000)
Interest and other expense, net                      (23,000)           (27,000)
                                                 -----------        -----------
Net loss                                         $(1,267,000)       $  (831,000)
                                                 ===========        ===========
Basic and diluted net loss per share             $     (0.33)       $     (0.22)
                                                 ===========        ===========
Weighted and average common shares
for  basic and diluted net loss per
share calculations                                 3,844,000          3,772,000
                                                 ===========        ===========

       See the accompanying condensed notes to these financial statements.

                                   DISC, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                        Three Months ended March 31,
                                                       -----------------------------
                                                          2001              2000
                                                       -----------       -----------
Cash flows from operating activities:
  Net loss                                             $(1,267,000)      $  (831,000)
  Adjustments to reconcile net loss to cash
    used in operating activities:
    Depreciation expense                                    76,000            62,000
  Changes in assets and liabilities:
    Accounts receivable                                    435,000           480,000
    Inventories                                            (20,000)         (277,000)
    Prepaid and deposits                                  (114,000)          (36,000)
    Accounts payable                                      (284,000)         (212,000)
    Accrued expenses and other liabilities                 110,000            33,000
                                                       -----------       -----------
Cash used in operating activities                       (1,064,000)         (781,000)
                                                       -----------       -----------
Cash flows used in investing activities for
  capital expenditures                                     (76,000)          (35,000)
                                                       -----------       -----------

Cash flows from financing activities:
  Borrowings (repayments) under line of
  credit                                                   505,000          (286,000)
  Proceeds from issuance of Common Stock                     6,000            72,000
  Proceeds from issuance of Preferred Stock              1,300,000           820,000
                                                       -----------       -----------
Cash provided by financing activities                    1,811,000           606,000
                                                       -----------       -----------
Net increase (decrease) in cash                            671,000          (210,000)
Cash at beginning of period                                128,000         1,126,000
                                                       -----------       -----------
Cash at end of period                                  $   799,000       $   916,000
                                                       ===========       ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest             $    23,000       $    27,000
                                                       ===========       ===========

             See the accompanying condensed notes to these financial statements.

                                   DISC, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY

We have prepared the unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles pursuant to these rules and regulations. In our opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and accompanying notes for the years ended December 31, 2000 and 1999 included in the our Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other period or for the fiscal year, which ends December 31, 2001.

During the first quarter of 2001, we received $1,300,000 of equity financing from our largest investor. Our investor also agreed to provide up to an additional $2,600,000 of equity financing to us, if needed. We believe that this committed investment, together with cash generated from operations and borrowings from our factoring agreement with a financial institution, which allows us to sell the lesser of $1,500,000 or 85% of eligible accounts receivable, will be sufficient to meet our operating requirements at least through the end of 2001, although we anticipate that we will continue to incur net losses for the foreseeable future. The ability to sustain our operations for a significant period after December 31, 2001 will depend on our ability to significantly increase sales or raise significant additional equity or debt financing.


NOTE 2 -- INVENTORIES

The components of inventory were as follows:

                                    March 31,     December 31,
                                      2001            2000
                                   ----------     ------------
Purchased component parts and
subassemblies                      $  830,000      $  811,000
Work-in-process                       491,000         574,000
Finished goods                        164,000          80,000
                                   ----------      ----------
                                   $1,485,000      $1,465,000
                                   ==========      ==========


NOTE 3 -- RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2001, we issued $1,300,000 in principal amount of subordinated convertible debentures to MK GVD Fund under a 1996 convertible debenture purchase agreement with MK GVD Fund, as amended. On March 30, 2001, the debentures were converted into 71,038 shares of our Series BB preferred stock, and warrants to purchase 177,595 shares of our common stock at an exercise price of $2.29 per share. The sales of the convertible debentures and preferred stock were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4 (2) of the Securities Act or Regulation D promulgated under the Securities Act, as transactions by an issuer not involving a public offering. The conversion price of the debentures is 85% of the lower of the average closing price of our common stock for the five trading days ended three days prior to the end of the quarter or the closing bid price on the last day of the quarter in which the convertible debentures are issued, but not to exceed $2.50 per share as converted into common stock. Under the agreement, MK GVD Fund also agreed to provide up to an additional $2,600,000 to us, if needed.


NOTE 4 -- COMPREHENSIVE INCOME (LOSS)

For the periods presented, there were no elements of comprehensive income(loss), except for the net losses.

NOTE 5 -- RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. We adopted SFAS 133 in the first quarter of 2001 and it did not have a material effect on our financial condition or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales of $1,562,00 for the three months ended March 31, 2001, were relatively flat compared to sales of $1,615,000 for the three months ended March 31, 2000, despite severe product shortages. Technology transitions in both the DVD-RAM and magneto-optical segments of our product offering did not allow us to meet customer demands. Although availability of the 9.1 GB magneto-optical drives improved during the quarter, the supply of media used in these drives was severely limited. This media shortage impacted shipments for the quarter and we believe caused some customers to delay their system purchases. In addition, the DVD-RAM segment of our business was halted due to the delayed release of the 4.7GB DVD-RAM drives. Our suppliers for both the magneto-optical and DVD-RAM products have indicated that these problems will be resolved during the second quarter of 2001. The general sales cycles for distribution of the our products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for value added resellers and small system integrators and from one to two years for original equipment manufacturers, product integrators and large system integrators.

Cost of sales, as a percentage of sales, increased to 90% for the three month period ended March 31, 2001, as compared to 85% for the comparable 2000 period, primarily due a higher material cost due to product mix. Our relatively low gross margins reflect our low levels of net sales, which have resulted in unabsorbed manufacturing costs and high costs of materials due to the inability to achieve purchasing economies of scale. We expect that, if product sales increase, costs of sales per unit of product will decrease because fixed manufacturing costs will be distributed over the larger sales volume, and material costs will decrease as the result of volume purchases.

For the three months ended March 31, 2001, research and development expenses were $372,000 compared to $280,000 for the comparable period of 2000. The increase was primarily due to an increase in headcount necessitated by our network attach storage program. We believe that research and development expenses will increase moderately in 2001 due to new projects currently under development.

Marketing and sales expenses were $752,000 for the three months ended March 31, 2001 compared to $493,000 for the comparable period in 2000. The increase is primarily due to an increase in our sales and marketing headcount. We believe that marketing and sales expenses will increase during the remainder of 2001 as we have added significant resources in marketing and business development to allow us to address new markets and expand our customer base.

General and administrative expenses were $278,000 for the three months ended March 31, 2001, compared to $272,000 for the comparable period in 2000 and are expected to remain relatively constant during the remainder of 2001.


LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended March 31, 2001, we used $1,064,000 of cash in operations, primarily to fund operating losses. During the first quarter of 2001, we received $1,300,000 of equity financing from our largest investor (see
Note 3 Related Party Transactions in Condensed Notes to Financial Statements). Our investor also agreed to provide up to an additional $2,600,000 of equity financing to us, if needed. We believe that this committed investment together with borrowing from our factoring agreement with a financial institution, which allows us to sell the lesser of $1,500,000 or 85% of eligible accounts receivable, and cash generated from operations will be sufficient to meet our operating requirements at least through the end of 2001, although we anticipate that we will continue to incur net losses for the foreseeable future. The ability to sustain our operations for a significant period after December 31, 2001 will depend on our ability to significantly increase sales or raise significant additional equity or debt financing. There is no assurance that we will be able to increase sales or raise significant additional equity or debt financing on a timely basis or at all. In particular, we expect to require increasing amounts of cash to finance our efforts to increase sales, which we plan to achieve by increasing selling efforts to large system integrators and OEMs by hiring additional sales and sales support staff and by making evaluation units available. In addition, we intend to expand its current network of resellers. We expect that it will require cash to finance purchases of inventory in anticipation of possible increases in sales upon increased market acceptance of our products.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. We adopted SFAS 133 in the first quarter of 2001 and it did not have a material effect on our financial condition or results of operations.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This quarterly report on Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that these forward-looking statements are subject to the safe harbors created by those provisions. These forward-looking statements include statements relating to:

- the existence and development of our technical and manufacturing capabilities,

-     future research and development projects,

-     anticipated increased sales,

-     potential future decreases in manufacturing costs,

-     expected increases in information technology expenditures,

-     changes in customers' businesses,

-     increased manufacturing, sales and business development resources,

-     future general and administrative expenses,

-     expected sales cycles, and

-     the need for, and availability of, additional financing.

The forward-looking statements included in this quarterly report on Form 10-Q are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding our business, which involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, our business and operations of are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements (see "Additional Factors that May Affect Future Operating Results and the Market Price of our Stock" on page 7 of our annual report on Form 10-K for the year ended December 31, 2000). In light of the significant uncertainties inherent in the forward-looking information included in this quarterly report on Form 10-Q, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND THE MARKET PRICE OF OUR
STOCK

Our future operating results, and stock price, may be affected by a number of factors, many of which are beyond our control. These factors include the following:


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


WE HAVE A HISTORY OF LOSSES AND WE EXPECT TO INCUR FUTURE LOSSES.

We have experienced significant operating losses since our inception, and as of March 31, 2001 had an accumulated deficit of $32,223,000. We expect to continue to incur net losses for the foreseeable future, and our ability to sustain our operations for a significant period after December 31, 2001 will depend on our ability to significantly increase sales or raise significant additional debt or equity financing. There can be no assurance we will be able to increase sales or that additional financing will be available on acceptable terms, or at all.


ANY INABILITY TO MEET OUR FUTURE CAPITAL REQUIREMENTS WOULD LIMIT OUR ABILITY TO GROW.

We may need, or could elect, to seek additional funding in the future. In the event we need to raise additional funds, we may not be able to do so on favorable terms, if at all. We have a commitment from our largest investor to invest up to $2,600,000 during 2001, if needed, to help fund our capital requirements. However there can be no assurance that this investor, or any of our other investors, will be willing to make similar commitments in the future. Further, if we issue equity securities, shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our existing securities. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS MAY PREVENT OTHER INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

As of April 20, 2001, our executive officers, directors and principal shareholders beneficially owned, in the aggregate, over 90% of our outstanding common stock and preferred stock, on an as-if-converted basis. As a result, these shareholders, if acting together, will be able to exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could disadvantage other shareholders with interests different from those of our officers, directors and principal shareholders. For example, our officers, directors and principal shareholders could delay or prevent an acquisition or merger even if the transaction would benefit other shareholders. Due to the forgoing and other factors, past results are a much less reliable predicator of future results than is the case in many older, more stable and less dynamic industries. In addition, the securities of many high technology companies, including DISC, have historically been subject to extensive price and volume fluctuations that may affect the market price of their common stock.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not exposed to significant market risk related to fluctuations in interest rates, as we are not expected to have a significant amount of interest income in fiscal 2001. In addition, we do not use derivative financial instruments of any kind and all of our transactions are in U.S. currency.

                           PART II -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

      10.1 Sixteenth Amendment to Convertible Debenture Purchase Agreement dated March 30, 2001

      (b)   Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ending March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DISC, INC.


Dated May 15, 2001                      By: /s/ J. Richard Ellis
                                            ------------------------------------
                                            J. Richard Ellis
                                        President and Chief Executive Officer
                                            (Principal Executive Officer)

Dated May 15, 2001                     By: /s/ Henry Madrid
                                           -------------------------------------
                                           Henry Madrid
                                           Vice President of Finance and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER
-------

DESCRIPTION
-----------

   10.1

Sixteenth Amendment to Convertible Debenture Purchase Agreement dated March 30, 2001