Form 10-Q
period 2001-06-30
DISC INC/CA
filed 2001-08-14
CIK 891788

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-Q
--------------------------------------------------------------------------------
                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____
                                     1-11578
                            (Commission file number)

--------------------------------------------------------------------------------
                                   DISC, INC.
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

           California                             77-0129625
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)              Identification Number)

      372 Turquoise Street
      Milpitas, California                          95035
(Address of principal executive offices           (Zip Code)

       Registrant's telephone number, including area code: (408) 934-7000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] The number of shares outstanding of the registrant's common stock as of July 15, 2001 was 3,846,033.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   DISC, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)



                                                  June 30, 2001     December 31, 2000
                                                  -------------     -----------------
ASSETS
Current assets:
  Cash                                             $    636,000       $    128,000
  Accounts receivable                                 2,108,000          1,784,000
  Inventories                                         1,342,000          1,465,000
  Prepaids and deposits                                 202,000             76,000
                                                   ------------       ------------
        Total current assets                          4,288,000          3,453,000

Property and equipment, net                             409,000            432,000
                                                   ------------       ------------
                                                   $  4,697,000       $  3,885,000
                                                   ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                               $  1,020,000       $  1,159,000
    Borrowings under credit line                        732,000                 --
    Accrued expenses and other liabilities              821,000            630,000
                                                   ------------       ------------
        Total current liabilities                     2,573,000          1,789,000
                                                   ------------       ------------

Shareholders' equity:
Convertible Preferred Stock; no par value:
  10,000,000 shares authorized; 5,283,599
  and 5,141,573 shares issued and outstanding        23,342,000         20,892,000
Common Stock; no par value: 40,000,000
  Shares authorized; 3,846,033
  and 3,841,053 shares issued and outstanding        12,166,000         12,160,000
  Accumulated deficit                               (33,384,000)       (30,956,000)
                                                   ------------       ------------
        Total shareholders' equity                    2,124,000          2,096,000
                                                   ------------       ------------
                                                   $  4,697,000       $  3,885,000
                                                   ============       ============


       See the accompanying condensed notes to these financial statements.

                                   DISC, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                          Three Months ended June 30      Six Months ended June 30
                                         ---------------------------     -------------------------
                                            2001             2000            2001           2000
                                         -----------     -----------     -----------     ---------
Net sales                                $ 2,513,000     $ 1,457,000     $ 4,075,000     $ 3,072,000
                                         -----------     -----------     -----------     -----------
Costs and expenses:
   Cost of sales                           2,087,000       1,324,000       3,491,000       2,698,000
   Research and development                  416,000         278,000         788,000         558,000
   Marketing and sales                       829,000         700,000       1,581,000       1,193,000
   General and administrative                312,000         250,000         590,000         522,000
                                         -----------     -----------     -----------     -----------
                                           3,644,000       2,552,000       6,450,000       4,971,000

Loss from operations                      (1,131,000)     (1,095,000)     (2,375,000)     (1,899,000)
Interest income (expense), net               (30,000)        (28,000)        (53,000)        (55,000)
                                         -----------     -----------     -----------     -----------
Net loss                                 $(1,161,000)    $(1,123,000)    $(2,428,000)    $(1,954,000)
                                         ===========     ===========     ===========     ===========
Net loss per share -- basic and diluted  $     (0.30)    $     (0.29)    $     (0.63)    $     (0.52)

Weighted average common shares
   and equivalents                         3,846,000       3,808,000       3,845,000       3,788,000

       See the accompanying condensed notes to these financial statements.

                                   DISC, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                 Six Months ended June 30,
                                               ----------------------------
                                                  2001             2000
                                               -----------     ------------
Cash flows from operating activities:
  Net loss                                     $(2,428,000)    $(1,954,000)
  Adjustments to reconcile net loss to cash
    used in operating activities:
    Depreciation expense                           146,000         128,000
  Changes in assets and liabilities:
    Accounts receivable                           (324,000)        607,000
    Inventories                                    123,000        (414,000)
    Prepaid and deposits                          (126,000)         48,000
    Accounts payable                              (139,000)       (157,000)
    Accrued expenses and other liabilities         191,000          47,000
                                               -----------     -----------
Cash used in operating activities               (2,557,000)     (1,695,000)
                                               -----------     -----------
Cash flows used in investing activities for
  capital expenditures                            (123,000)       (137,000)
                                               -----------     -----------

Cash flows from financing activities:
  Borrowings (repayments) under line of
  credit                                           732,000        (410,000)
  Proceeds from issuance of Common Stock             6,000          75,000
  Proceeds from issuance of Preferred Stock      2,450,000       1,920,000
                                               -----------     -----------
Cash provided by financing activities            3,188,000       1,585,000
                                               -----------     -----------
Net increase (decrease) in cash                    508,000        (247,000)
Cash at beginning of period                        128,000       1,126,000
                                               -----------     -----------
Cash at end of period                          $   636,000     $   879,000
                                               ===========     ===========


      See the accompanying condensed notes to these financial statements.

                                   DISC, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY

We have prepared the unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles pursuant to these rules and regulations. In our opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and accompanying notes for the years ended December 31, 2000 and 1999 included in our Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year, which ends December 31, 2001, or for any other period.

During the first six months of 2001, we received $2,450,000 of equity financing from our largest investor. Our investor also agreed to provide up to an additional $2,500,000 of equity financing to us, if needed. We believe that this committed investment, together with current cash reserves, cash to be generated from operations and borrowings from our factoring agreement with a financial institution, which allows us to sell the lesser of $1,500,000 or 85% of eligible accounts receivable, will be sufficient to meet our operating requirements at least through the end of 2001, although we anticipate that we will continue to incur net losses for the foreseeable future. The ability to sustain our operations for a significant period after December 31, 2001 will depend on our ability to significantly increase sales or raise significant additional equity or debt financing.

NOTE 2 -- INVENTORIES

The components of inventory were as follows:

                                                  June 30,       December 31,
                                                     2001          2000
                                                 ----------     ------------
Purchased component parts and subassemblies      $  661,000      $  812,000
Work-in-process                                     560,000         574,000
Finished goods                                      121,000          79,000
                                                 ----------      ----------
                                                 $1,342,000      $1,465,000
                                                 ==========      ==========


NOTE 3 -- RELATED PARTY TRANSACTIONS

In March and June 2001, we issued $1,300,000 and $1,150,000, respectively, in principal amount of subordinated convertible debentures to MK GVD Fund under a 1996 convertible debenture purchase agreement with MK GVD Fund, as has been amended from time to time. On March 30, and June 29, 2001, such debentures were converted into 71,038 shares of our Series BB preferred stock and 70,988 shares of our Series CC preferred stock, respectively, and warrants to purchase 177,595 and 117,469 shares of our common stock at an exercise price of $2.29 and $2.03 per share. The sales of the convertible debentures, preferred stock and warrants were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4 (2) of the Securities Act, as transactions by an issuer not involving a public offering. The conversion price of the debentures is 85% of the lower of the average closing price of our common stock for the five trading days ended three days prior to the end of the quarter or the closing bid price on the last day of the quarter in which the convertible debentures are issued, but not to exceed $2.50 per share as converted into common stock. Under the agreement, MK GVD Fund also agreed to provide up to an additional $2,500,000 to us, if needed.

NOTE 4 -- COMPREHENSIVE INCOME (LOSS)

For the periods presented, there were no elements of comprehensive income
(loss), except for the net losses.

NOTE 5 -- RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. We adopted SFAS 133 as of January 1, 2001 and it did not have a material effect on our financial condition or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." This standard eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001, and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. The implementation of this standard is not expected to have a significant impact on the Company's financial condition or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed at least annually for impairment, the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001. The implementation of this standard is not expected to have a significant impact on the Company's financial condition or results of operations.

NOTE 6 -- SUBSEQUENT EVENT

On July 30, 2001, we completed the acquisition of all of the shares outstanding of NSM Storage GmbH, Germany (NSM). As consideration for the acquired business, we paid $10,000 in cash and issued 965,210 shares of our common stock. This transaction will be accounted for under the purchase method of accounting pursuant to the recently issued Financial Accounting Standard ("FAS") No. 141 and No. 142, respectively. The allocation of the purchase price has not yet been determined. Our future results beginning July 31, 2001, with include the operations of NSM.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2001, the company had sales of $2,513,00 and $4,075,000, respectively, compared to sales of $1,475,000 and $3,072,000 for the three and six months ended June 30, 2000. The increase is related to an increase in unit sales and an increase in the sale of media. In the first quarter of the year the supply of 9.1 GB MO media was severely limited, however, the availability problem was resolved during the second quarter and we were able to ship our backlog of 9.1 GB MO media. The general sales cycles for distribution of our products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for value added resellers and small system integrators and from one to two years for original equipment manufacturers, product integrators and large system integrators. Because our products are part of large systems, the sales cycles for our products vary significantly and are difficult to predict for any particular transaction. The long and often unpredictable sales cycles for our products complicate forecasting for operational planning and may cause net sales and operating results to vary significantly from quarter to quarter.

Cost of sales, as a percentage of sales, decreased to 83% and 86%for the three and six months ended June 30, 2001, as compared to 91% and 88% for the comparable 2000 periods, primarily due to the increase in net sales. Our relatively low gross margins reflect our low levels of net sales, which have resulted in unabsorbed manufacturing costs and high costs of materials due to the inability to achieve purchasing economies of scale. We expect that, if product sales increase significantly, costs of sales per unit of product will decrease because fixed manufacturing costs will be distributed over the larger sales volume, and material costs will decrease as the result of volume purchases. However, even with product sales increases, cost of sales per unit of product may not decrease significantly or at all because the magnitude of the sales increase was not sufficient or because manufacturing, material and other costs may independently increase.

For the three and six months ended June 30, 2001, research and development expenses were $416,000 and $788,000, respectively, compared to $278,000 and $558,000 for the comparable period of 2000. The increase was primarily due to an increase in headcount in connection with our network attach storage program. We believe that research and development expenses will continue to increase moderately during the remainder of 2001 due to new projects currently under development.

Marketing and sales expenses were $829,000 and $1,581,000 for the three and six months ended June 30, 2001 compared to $700,000 and $1,193,000 for the comparable periods in 2000. The increase is primarily due to an increase in our sales and marketing headcount. We believe that marketing and sales expenses will increase during the remainder of 2001 as we have added significant resources in marketing and business development to allow us to address new markets and expand our customer base.

General and administrative expenses were $312,000 and $590,000 for the three and six months ended June 30, 2001, compared to $250,000 and $522,000 for the comparable periods in 2000. The increase was primarily due to an increase in headcount and an increase in professional fees. General and administrative expenses are expected to remain relatively constant during the remainder of 2001.

Notwithstanding the foregoing, we may incur significant, unexpected expenses as a result of attempts to respond to technological advances, increased competition, new product announcements and releases by our competitors, changes in the data storage market, market opportunities and other factors discussed below in "Factors That May Affect Future Operating Results and the Market Price of Our Stock."

LIQUIDITY AND CAPITAL RESOURCES

During the six month period ended June 30, 2001, we used $2,557,000 of cash in operations, primarily to fund operating losses. During the first six months of 2001, we received $2,450,000 of equity financing from our largest investor (see
Note 3 Related Party Transactions in Condensed Notes to Financial Statements). Our largest investor also agreed to provide up to an additional $2,500,000 of equity financing to us, if needed. We believe that this committed investment together with borrowing from our factoring agreement with a financial institution, which allows us to sell the lesser of $1,500,000 or 85% of eligible accounts receivable, current cash reserves and cash to be generated from operations will be sufficient to meet our operating requirements at least through the end of 2001, although we anticipate that we will continue to incur net losses for the foreseeable future. We expect to require increasing amounts of cash to finance our efforts to increase sales, which we plan to achieve by increasing selling efforts to large system integrators and OEMs by hiring additional sales and sales support staff and by making evaluation units available. In addition, we plan to expand our current network of resellers. We also expect that it will require cash to finance purchases of inventory in anticipation of possible increases in sales. In addition, we expect that the integration of our recent acquisition of NSM storage GmbH and the support of its operations will require cash as well. If we incur greater expenditures than we currently anticipate in connection with these or other matters, and if we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

The ability to sustain our operations for a significant period after December 31, 2001 will depend on our ability to significantly increase sales or raise significant additional equity or debt financing. We may not be able to increase sales or raise significant additional equity or debt financing, from our largest investor or otherwise, on a timely basis or at all. In particular, while we have relied upon regular investments by our largest investor to sustain our operations, our largest investor has no commitment to continue its investments, other than with respect to the additional $2,500,000 of equity financing mentioned above.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. We adopted SFAS 133 as of January 1, 2001 and it did not have a material effect on our financial condition or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." This standard eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001, and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. The implementation of this standard is not expected to have a significant impact on the Company's financial condition or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed at least annually for impairment, the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001. The implementation of this standard is not expected to have a significant impact on the Company's financial condition or results of operations.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This quarterly report on Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that these forward-looking statements are subject to the safe harbors created by those provisions. These forward-looking statements include statements relating to:


- future research and development projects;

- increasing our sales efforts and possible increases in sales;

- potential future decreases in costs of sales per unit;

- expected research and development, marketing and sales and general and administrative expenditures;

- expanding our sales channels;

- expected sales cycles;

- the need for, and availability of, additional financing; and

- actual and potential acquisitions and their effects on our financial position


The forward-looking statements included in this quarterly report on Form 10-Q are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding our business, which involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, our business and operations of are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements (see "Additional Factors that May Affect Future Operating Results and the Market Price of our Stock" starting on page 5 of our annual report on Form 10-K for the year ended December 31, 2000 and Factors that May Affect Future Operating Results and the Market Price of our Stock" below). In light of the significant uncertainties inherent in the forward-looking information included in this quarterly report on Form 10-Q, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

These statements do not reflect the potential impact of business combinations that had not closed as of the end of the second quarter of 2001.

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

- timing and levels of our sales and operating expenses;

- gain or loss of significant customers or distributors;

- changes in economic conditions;

- personnel changes; and

- our ability to effectively integrate the products and operations of NSM GmbH with ours.

Our quarterly revenue and operating results have been affected by seasonal trends. These trends often result in lower revenue in the first quarter of each fiscal year compared to the fourth quarter of the previous fiscal year due to customer purchasing and budgetary practices.

The general sales cycles for distribution of our products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for value added resellers and small system integrators and from one to two years for original equipment manufacturers, product integrators and large system integrators. Our variable and extended sales cycle makes it difficult to predict if or when revenue will be earned. Since our operating expenses are based on anticipated revenue levels and because a high percentage of these expenses are relatively fixed, a delay in a sale or revenue recognition for a sale could cause significant variations in our operating results from quarter to quarter and could cause unexpected results.

Operating results in any period should not be considered indicative of the results investors can expect for any future period. Due to the forgoing and other factors related to our industry, past results are a much less reliable predicator of future results than is the case in many older, more stable and less dynamic industries. We cannot assure you that we will be able to increase or even sustain our recent levels of quarterly revenue and net sales, as normalized for unusual or one-time items, or that we will attain or maintain profitability in any future period. Any unfavorable change in the factors described above or any other factors could adversely affect our operating results for a particular quarter. In addition, it is likely that in some future quarters our operating results will be below the expectations of public market analysts and investors. In any of these events, the price of our common stock would likely decline.

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

WE HAVE A HISTORY OF LOSSES AND WE EXPECT TO INCUR FUTURE LOSSES.

We have experienced significant operating losses since our inception, and as of June 30, 2001 had an accumulated deficit of $33,384,000. We expect to continue to incur net losses for the foreseeable future, and our ability to sustain our operations for a significant period after December 31, 2001 will depend on our ability to significantly increase or even maintain sales or raise significant additional debt or equity financing. There can be no assurance we will be able to increase sales or that additional financing will be available on acceptable terms, or at all. . Even if we are able to increase sales, we may incur net losses for the foreseeable future due to anticipated spending increases primarily on sales, marketing and research and development efforts. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis.


ANY INABILITY TO MEET OUR FUTURE CAPITAL REQUIREMENTS WOULD LIMIT OUR ABILITY TO GROW.

We will likely need to seek additional funding in the future. In the event we need to raise additional funds, we may not be able to do so on favorable terms, if at all. We have a commitment from our largest investor to invest up to $2,500,000 during the remainder of 2001, if needed, to help fund our capital requirements. However there can be no assurance that this investor, or any of our other investors, will be willing to make similar commitments in the future. Further, if we issue equity securities, shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our existing securities. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS MAY PREVENT OTHER INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

As of July 31, 2001, our executive officers, directors and principal shareholders beneficially owned, in the aggregate, approximately 87% of our outstanding common stock, preferred stock and warrants, on an as-if-converted basis. In particular, our largest investor beneficially owns approximately 85% of our outstanding common stock, preferred stock and warrants, on an as converted basis. As a result, these shareholders, if acting together, will be able to exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could disadvantage other shareholders with interests different from those of our officers, directors and principal shareholders. For example, our officers, directors and principal shareholders could delay or prevent an acquisition or merger even if the transaction would benefit other shareholders.

THERE ARE SUBSTANTIAL RISKS ASSOCIATED WITH THE ACQUISITION OF NSM GMBH

We recently acquired NSM GmbH. If we are not successful in integrating their products, services, technology and operations with ours, including coordinating our research development and sales and marketing efforts, our net sales and operating results could decline. During the integration of NSM GmbH, our financial performance will be subject to risks commonly associated with an acquisition, including the financial impact of expenses necessary to realize benefits from the acquisition and the potential for disruption of operations, including the diversion of management's attention. We will face difficulties integrating personnel with disparate backgrounds and combining corporate cultures, and we may lose key employees. We may also lose customers and potential customers of NSM GmbH in connection with the transition of ownership or otherwise

We may not be able to accurately predict the impairment of the goodwill resulting form the acquisition. Further, we may not be able to accurately forecast the effect on future operating results from amortization of identifiable intangible assets.



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


OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY THE RECENT SLOWDOWN IN INFORMATION TECHNOLOGY SPENDING.

Some customers have delayed their purchase decisions and are reevaluating their information technology spending budgets because of the recent slowdown in the U.S. economy. A prolonged economic downturn would also increase our exposure to credit risk on trade receivables.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not exposed to significant market risk related to fluctuations in interest rates, as we are not expected to have a significant amount of interest income in fiscal 2001. In addition, we do not use derivative financial instruments of any kind and all of our transactions are in U.S. currency.

As a result of our recent acquisition of NSM Storage GmbH, we will experience an increased exposure to the change in foreign exchange rates. We plan to assess the need to enter into foreign exchange forward contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities, primarily denominated in German Marks. We also plan to assess the need to periodically hedge anticipated transactions with currency options.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

As more fully discussed in Note 3 to the Condensed Notes to Financial Statements, we have issued 71,038 shares of our Series BB preferred stock and 70,988 shares of our Series CC preferred stock. The preferred stock have certain rights, privileges and preferences (including liquidation preferences) over our common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

10.1 Seventeenth Amendment to Convertible Debenture Purchase Agreement dated June 29, 2001

(b) Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ending June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DISC, INC.


Dated August 14, 2001                  By: /s/ J. Richard Ellis
                                           ------------------------------------
                                           J. Richard Ellis
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Dated August 14, 2001                  By:      /s/ Henry Madrid
                                           -------------------------------------
                                           Henry Madrid
                                           Vice President of Finance and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                         DESCRIPTION
-------                        -----------
10.1       Seventeenth Amendment to Convertible Debenture Purchase Agreement
           dated June 29, 2001