Form 10-K/A
period 2000-12-31
DISC INC/CA
filed 2001-11-14
CIK 891788

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------
                                   FORM 10-K/A

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

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K/X is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A/X/.

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

================================================================================

REASON FOR THE AMENDMENT

The Company has restated its 2000, 1999, 1998, financial statements to account for the beneficial conversion feature associated with the issuances of convertible preferred stock. See Note 11 to the financial statements.

                                   DISC, INC.
                                   FORM 10-K/A

                                      INDEX

                                                                                              PAGE
                                                                                              ----
                                        PART I

Item 1.  Business.........................................................................      1

Item 2.  Properties.......................................................................      8

Item 3.  Legal Proceedings................................................................      8


Item 4.  Submission of Matters to a Vote of Security Holders..............................      8

                                        PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters............     11

Item 6.  Selected and Supplementary Financial Data........................................     11

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations.....................................................................     13

Item 7A. Quantitative And Qualitative Disclosures About Market Risk ......................     15

Item 8.  Financial Statements and Supplementary Data......................................     15

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial
           Disclosure.....................................................................     16

                                        PART III

Item 10.  Directors and Executive Officers of the Registrant..............................     16

Item 11.  Executive Compensation..........................................................     17

Item 12.  Security Ownership of Certain Beneficial Owners and Management..................     21

Item 13.  Certain Relationships and Related Transactions..................................     24

                                        PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.................     24

                                     PART I

INTRODUCTORY NOTE

This Annual Report on Form 10-K/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements are subject to the safe harbors created by those provisions. These forward-looking statements include (i) the existence and development of our technical and manufacturing capabilities, (ii) anticipated competition, (iii) potential future growth in revenues and income, (iv) potential future decreases in costs, (v) potential future entry into new markets, and (vi) the need for, and availability of, additional financing. For this purpose, any statements contained in this Annual Report on Form 10-K/A except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate" or "continue", or the negative or other variations those terms, or comparable terminology are intended to identify forward-looking statements.

The forward-looking statements included in this Annual Report on Form 10-K/A are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, regarding our business, which involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, our business and operations are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements (see "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND THE MARKET PRICE OF OUR STOCK" in
Item 1 and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"). In light of the significant uncertainties inherent in the forward-looking information included in this Annual Report on Form 10-K/A, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that expectations will be realized.

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


                                                                                ABSTENTIONS AND
                                                         FOR          AGAINST   SHARES NOT VOTED
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

                                                                                YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------------------------------
                                                              2000          1999          1998          1997         1996
                                                           ----------    ----------    ----------    ----------    ----------
                                                           (Restated)    (Restated)    (Restated)    (Restated)    (Restated)
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales ..............................................       $6,821        $9,746        $9,145        $8,655        $7,761
Cost of sales ..........................................        5,775         7,315         6,924         6,704         6,549
Research and development ...............................        1,158         1,111         1,290         1,439         1,297
Marketing and sales ....................................        2,665         2,169         2,011         1,960         2,155
General and administrative .............................        1,048         1,085         1,030           924           984
                                                           ----------    ----------    ----------    ----------    ----------
Loss from operations ...................................       (3,825)       (1,934)       (2,110)       (2,372)       (3,224)
Interest and other expense, net ........................         (113)         (125)         (125)         (117)         (118)
                                                           ----------    ----------    ----------    ----------    ----------
Net loss ...............................................      $(3,938)      $(2,059)      $(2,235)      $(2,489)      $(3,342)
Deemed preferred stock dividend ........................      $(1,640)        $(534)        $(432)        $(326)      $(1,185)
Net loss attributable to common shareholders
  Before cumulative effect of accounting change
Cumulative effect of change in accounting principle ....        $(686)

Net loss attributable to
  common shareholders ..................................      $(6,264)      $(2,593)      $(2,667)      $(2,815)      $(4,527)
Basic and diluted net loss attributable
  to common shareholders per share .....................       $(1.65)       $(0.70)       $(0.76)       $(0.85)       $(1.46)
Weighted average common shares for
   basic and diluted net loss per
   share calculation ...................................        3,803         3,700         3,515         3,308         3,106
                                                           ==========    ==========    ==========    ==========    ==========

                                                               AT DECEMBER 31,
                                               -----------------------------------------------
                                                2000      1999      1998      1997      1996
                                               ------    ------    ------    ------    ------
Working capital ...........................    $1,664    $1,600    $1,611    $  689    $  691
Total assets ..............................     3,885     4,848     4,970     4,144     4,110
Shareholders' equity ......................     2,096     2,069     2,041     1,071     1,132

SUPPLEMENTARY QUARTERLY FINANCIAL DATA

                                                       FISCAL 2000 QUARTER ENDED
                                           -------------------------------------------------
                                           MAR. 31       JUNE 30       SEP. 30       DEC. 30
                                           -------       -------       -------       -------
                                          (Restated)    (Restated)    (Restated)    (Restated)
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales ...........................      $ 1,615       $ 1,457       $ 1,838       $ 1,911
Gross margin ........................          241           133           388           284
Income (loss) from operations .......         (804)       (1,095)         (868)       (1,058)
Net income (loss) ...................         (831)       (1,123)         (895)       (1,089)
Net income (loss)
  available to common shareholders ..       (1,495)       (1,463)       (1,192)       (2,114)
Basic and diluted earnings (loss)
  per share .........................        (0.40)        (0.38)        (0.31)        (0.56)

                                                       FISCAL 1999 QUARTER ENDED
                                           -------------------------------------------------
                                           MAR. 31       JUNE 30       SEP. 30       DEC. 30
                                           -------       -------       -------       -------
                                          (Restated)    (Restated)    (Restated)    (Restated)
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales ...........................      $ 2,704       $ 2,331       $ 2,206       $ 2,505
Gross margin ........................          801           648           392           590
Income (loss) from operations .......         (263)         (535)         (669)         (467)
Net income (loss) ...................         (299)         (568)         (697)         (495)
Net income (loss)
  available to common shareholders ..         (356)         (747)         (822)         (668)
Basic and diluted earnings (loss)
  per share .........................        (0.10)        (0.20)        (0.22)        (0.18)

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

Restated Net Loss Available to Common Shareholders and Earnings Per Share.
Under EITF Nos. 98-5 and 00-27 and related standards, if a company issues convertible preferred stock with a beneficial conversion feature, then the value of the beneficial conversion feature is accounted for as a deemed dividend. A beneficial conversion feature is computed as the intrinsic value of the spread between the quoted market price of common stock and the conversion price multiplied by the number of common shares into which the preferred stock converts. As described in Note 5, the Company has funded its operations through the sales, in private placements, of preferred stock and warrants to its principal investor. Management believes that these equity transactions were made in the best interests of the Company. In determining whether there was a beneficial conversion feature, management utilized an estimated fair value of common stock which was lower than its quoted market price. Management believed that the negotiated price of the stock was representative of the market price of the stock in a private placement of that size. Management concluded that there was no beneficial conversion feature associated with the issuance of convertible preferred stock and warrants, and the Company did not record a deemed dividend.

Recently, the Company became aware that the SEC has insisted that the quoted market price be used in calculating a beneficial conversion feature. As the result of the SEC's position, the Company has restated its financial statements to reflect a deemed dividend as a charge to accumulated deficit and earnings per share. The restatement did not affect the Company's assets, liabilities, revenues or expenses as originally reported. In the restatement, the deemed dividend is added to net loss to determine net loss attributable to common shareholders.

In addition to the restatement to use the quoted market price to measure the beneficial conversion feature, the Company restated to report a cumulative effect of accounting change as of October 1, 2000, representing the effect of the change in accounting method from use of the stated conversion price to use of the accounting conversion price in applying the intrinsic value method for determining the beneficial conversion feature for all convertible preferred stock issuances as required by EITF 00-27. The

EITF required that the effect of adopting the accounting conversion price be recorded in the fourth quarter of 2000. The loss per share for each period is revised to reflect the net loss attributable to common shareholders, as presented below:

                                                                                    Year Ended
                                                                        -----------------------------------
                                                                         2000          1999          1998
                                                                        -------       -------       -------
                                                                        (in thousands, except per share data)
Net loss, as originally reported                                        $(3,938)      $(2,059)      $(2,235)
Deemed dividend, including cumulative effect adjustment                  (2,326)         (534)         (432)
Net loss attributable to shareholders, as restated                      $(6,264)      $(2,593)      $(2,667)

Net loss per share, as originally reported                              $ (1.04)      $ (0.56)      $ (0.64)
Net loss attributable to common shareholder per share, as restated      $ (1.65)      $ (0.70)      $ (0.76)

LIQUIDITY AND CAPITAL RESOURCES

During 2000, 1999 and 1998, we used cash of $3,565,000, $1,149,000 and
$2,816,000, respectively, primarily to fund operating losses. In fiscal 2000, we raised $3,870,000 through the issuance of convertible preferred stock. At December 31, 2000, we had a cash balance of approximately $128,000. In addition, we have a commitment from our largest investor to invest up to $3,900,000, if needed. That commitment was increased in July 2001 by approximately $1,000,000. We believe this committed future investment, together with borrowing from a factoring agreement with a financial institution, which allows it to borrow the lesser of $1,500,000 or 85% of eligible receivables, and cash generated from operations, will be sufficient to meet its operating requirements at least through the end of 2001, although we anticipate that we will continue to incur net losses for the foreseeable future. The ability to sustain our operations for a significant period after December 31, 2001 will depend on our ability to significantly increase sales or raise significant additional equity or debt financing on terms acceptable to us. There is no assurance that any of these conditions will be achieved. In particular, we expect to require increasing amounts of cash to finance our efforts to increase sales, which we plan to achieve by increasing selling efforts to large system integrators and OEMs, by hiring additional sales and sales support staff and by making evaluation units available. In addition, we intend to expand our current network of resellers. We may require cash to finance purchases of inventory to satisfy anticipated increased sales as our products achieve market acceptance.

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

                           SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM COMPENSATION
                                                                          --------------------------
                                                   ANNUAL COMPENSATION    SECURITIES
                                                   --------------------   UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION                        YEAR    SALARY($)(1)   OPTIONS(2)    COMPENSATION
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

                                                                            LONG-TERM COMPENSATION
                                                                          --------------------------
                                                   ANNUAL COMPENSATION    SECURITIES
                                                   --------------------   UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION                        YEAR    SALARY($)(1)   OPTIONS(2)    COMPENSATION
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

(4) Mr. Cellucci joined us in February 1998.

(5) Mr. Riland joined us in March 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                      INDIVIDUAL GRANTS                                  POTENTIAL
                                           --------------------------------------                     REALIZABLE VALUE
                                                          PERCENT                                        AT ASSUMED
                                                         OF TOTAL                                       ANNUAL RATES
                                           NUMBER OF      OPTIONS                                      OF STOCK PRICE
                                           SECURITIES   GRANTED TO                                    APPRECIATION FOR
                                           UNDERLYING    EMPLOYEES      EXERCISE                        OPTION TERM
                                            OPTIONS      IN FISCAL       PRICE      EXPIRATION     ----------------------
NAME                                       GRANTED(#)      YEAR          ($/SH)        DATE         5%($)        10%($)
----                                       ----------   -----------     --------    ----------     --------     ---------
J. Richard Ellis......................      200,000         22%           $3.25      Nov. 2005      830,000     1,047,000
   President and Chief Executive
   Officer


Henry Madrid..........................      100,000         11%           $3.25      Nov. 2005      415,000       523,000
   Vice President, Finance and
   Chief Financial Officer


Brian Irvine..........................       35,000          4%           $3.25      Nov. 2005      145,000       183,000
   Vice President, Engineering


Robert Cellucci.......................       35,000          4%           $3.25      Nov. 2005      145,000       183,000
   Vice President, Operations(3)


Robert W. Riland III..................      240,000         27%           $3.00 -    May -          950,000     1,200,000
   Vice President, Sales and Marketing                                    $3.25      Nov. 2005

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

The following table provides information on the value of options exercised in fiscal 2000 and the value of unexercised in-the-money options held by the named executive officers as December 31, 2000

                                                         NUMBER OF SECURITIES
                                                               UNDERLYING               VALUE OF UNEXERCISED
                                                          UNEXERCISED OPTIONS           IN-THE-MONEY OPTIONS
                               SHARES                     AT DECEMBER 31, 2000        AT DECEMBER 31, 2000(1)
                            ACQUIRED ON     VALUE     ---------------------------   ---------------------------
NAME                          EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                        -----------    --------   -----------   -------------   -----------   -------------
J. Richard Ellis.........        --           --        149,479        275,521        $200,000       $110,000
Henry Madrid.............        --           --         34,375        115,625        $ 44,000       $ 24,000
Brian Irvine.............        --           --         42,708         57,292        $ 58,000       $ 32,000
Robert Cellucci..........        --           --         33,021         51,979        $ 44,000       $ 24,000
Robert W. Riland III.....        --           --         22,500        217,500        $    --        $     --

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

                                                                        AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                    BENEFICIAL OWNERSHIP        PERCENT OF CLASS
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

                              FINANCIAL STATEMENTS

                                   DISC, INC.
                                  BALANCE SHEET

                                                                              DECEMBER 31,
                                                                      -----------------------------
                                                                          2000             1999
                                                                      ------------     ------------
                                                                       (Restated)       (Restated)
Assets

Cash .............................................................    $    128,000     $  1,126,000
Accounts receivable, net .........................................       1,784,000        1,677,000
Inventories ......................................................       1,465,000        1,447,000
Prepaids and deposits ............................................          76,000          129,000
                                                                      ------------     ------------
       Total current assets ......................................       3,453,000        4,379,000
Property and equipment, net ......................................         432,000          469,000
                                                                      ------------     ------------
                                                                      $  3,885,000     $  4,848,000
                                                                      ============     ============
Liabilities and Shareholders' Equity:
Accounts payable .................................................    $  1,159,000     $  1,026,000
Borrowings under credit line .....................................              --        1,165,000
Accrued expenses and other liabilities ...........................         630,000          588,000
                                                                      ------------     ------------
       Total current liabilities .................................       1,789,000        2,779,000
                                                                      ------------     ------------
Commitments and contingencies (Note 10)
Shareholders' equity:
   Convertible Preferred Stock; no par value, 10,000,000
     shares authorized; 5,141,573 and 4,950,501 shares
     issued and outstanding ......................................      19,277,000       16,132,000
   Common Stock and Common Stock Warrants; no par value,
     20,000,000 shares authorized; 3,841,053 and 3,711,592 shares
     issued and outstanding ......................................      13,775,000       12,955,000
   Accumulated deficit ...........................................     (30,956,000)     (27,018,000)
                                                                      ------------     ------------
       Total shareholders' equity ................................       2,096,000        2,069,000
                                                                      ------------     ------------
                                                                      $  3,885,000     $  4,848,000
                                                                      ============     ============


See accompanying notes to financial statements.

                                   DISC, INC.
                             STATEMENT OF OPERATIONS

                                                                          YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------------
                                                                 2000               1999               1998
                                                             ------------       ------------       ------------
                                                              (Restated)         (Restated)         (Restated)
Net sales .............................................      $  6,821,000       $  9,746,000       $  9,145,000
                                                             ------------       ------------       ------------
Costs and expenses:
   Cost of sales ......................................         5,775,000          7,315,000          6,924,000
   Research and development ...........................         1,158,000          1,111,000          1,290,000
   Marketing and sales ................................         2,665,000          2,169,000          2,011,000
   General and administrative .........................         1,048,000          1,085,000          1,030,000
                                                             ------------       ------------       ------------
       Total costs and expenses .......................        10,646,000         11,680,000         11,255,000
                                                             ------------       ------------       ------------
Loss from operations ..................................        (3,825,000)        (1,934,000)        (2,110,000)
Interest and other expense, net .......................          (113,000)          (125,000)          (125,000)
                                                             ------------       ------------       ------------
Net loss ..............................................      $ (3,938,000)      $ (2,059,000)      $ (2,235,000)

Deemed preferred stock dividend .......................        (1,640,000)          (534,000)          (432,000)
                                                             ------------       ------------       ------------
Net loss attributable to common shareholders
     before cumulative effect of accounting change ....         5,578,000          2,593,000          2,667,000
  Cumulative effect of accounting change on
     deemed dividend on preferred stock ...............          (686,000)              --                 --
                                                             ------------       ------------       ------------
Net loss attributable to common shareholders ..........      $ (6,264,000)      $ (2,593,000)      $ (2,667,000)
                                                             ============       ============       ============
Basic and diluted net loss per share

Net loss per share before cumulative effect of
  change in accounting principle ......................      $      (1.47)      $      (0.70)      $      (0.76)

Cumulative effect of accounting change ................      $      (0.18)      $       --         $       --
Net loss per share attributable to
  common shareholders .................................      $      (1.65)      $      (0.70)      $      (0.76)
Weighted average common shares for basic
   and diluted net loss per share calculation .........         3,803,000          3,700,000          3,515,000


See accompanying notes to financial statements.

                                   DISC, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY

                                                   PREFERRED STOCK                COMMON STOCK
                                              --------------------------    -------------------------    ACCUMULATED
                                                 SHARES        AMOUNT         SHARES        AMOUNT         DEFICIT         TOTAL
                                              -----------   ------------    ----------   ------------   ------------   ------------
Balance at December 31, 1997 (restated) .....   3,395,304   $ 12,742,000     3,334,323   $ 11,053,000   $(22,724,000)  $  1,071,000
Conversion of Preferred Stock
   into Common Stock ........................    (248,611)    (1,000,000)      361,111      1,000,000             --             --
Issuance of Series O Convertible
   Preferred Stock and Warrants
   for Common Stock, net ....................   1,320,755      1,176,000            --        224,000             --      1,400,000
Issuance of Series P Convertible
   Preferred Stock and Warrants
   for Common Stock, net ....................      36,585        249,000            --         51,000             --        300,000
Issuance of Series Q Convertible
   Preferred Stock and Warrants
   for Common Stock, net ....................     112,097        584,000            --        111,000             --        695,000
Issuance of Series R Convertible
   Preferred Stock and Warrants
   for Common Stock, net ....................      86,207        420,000            --         80,000             --        500,000
Issuance of Series S Convertible
   Preferred Stock and Warrants
   for Common Stock, net ....................      96,875        260,000            --         50,000             --        310,000
Net loss for the period .....................        --             --              --             --     (2,235,000)    (2,235,000)
Allocation of discount on Preferred stock ...                   (432,000)           --             --        432,000             --
Deemed preferred stock dividend .............                    432,000            --             --       (432,000)            --
                                              -----------   ------------    ----------   ------------   ------------   ------------
Balance at December 31, 1998 (restated) .....   4,799,212     14,431,000     3,695,434     12,569,000    (24,959,000)     2,041,000
Exercise of Common Stock
   Options ..................................        --             --          16,158         12,000             --         12,000
Issuance of Series T Convertible
   referred Stock and Warrants
   for Common Stock, net ....................      16,089        267,000            --         58,000             --        325,000
Issuance of Series U Convertible
   Preferred Stock and Warrants
   for Common Stock, net ....................      38,961        492,000            --        108,000             --        600,000
Issuance of Series V Convertible
   Preferred Stock and Warrants
   for Common Stock, net ....................      66,038        573,000            --        127,000             --        700,000
Issuance of Series W Convertible
   Preferred Stock and Warrants
   for Common Stock, net ....................      30,201        369,000            --          81,000            --        450,000
Net loss for the period .....................        --             --              --             --     (2,059,000)    (2,059,000)
Allocation of discount on Preferred stock ...        --         (534,000)           --             --        534,000             --
Deemed preferred stock dividend .............        --          534,000            --             --       (534,000)            --
                                               ----------   ------------  ------------   ------------   ------------   ------------
Balance at December 31, 1999 (restated) .....   4,950,501     16,132,000     3,711,592     12,955,000    (27,018,000)     2,069,000
Exercise of Common Stock
   Options ..................................        --             --         129,461         95,000             --         95,000
Issuance of Series X Convertible
   Preferred Stock and Warrants
   for Common Stock, net ....................      32,800        664,000            --        156,000             --        820,000
Issuance of Series Y Convertible
   Preferred Stock and Warrants
   for Common Stock, net ....................      57,592        891,000            --        209,000             --      1,100,000
Issuance of Series Z Convertible
   Preferred Stock and Warrants
   for Common Stock, net ....................      39,906        688,000            --        162,000             --        850,000
Issuance of Series AA Convertible
   Preferred Stock and Warrants for
   Common Stock, net ........................      60,774        902,000            --        198,000             --      1,100,000
Net loss for the period .....................        --             --              --             --     (3,938,000)    (3,938,000)
Allocation of discount on Preferred stock ...        --       (1,640,000)           --             --      1,640,000             --
Cumulative catch up adjustment ..............        --         (686,000)           --             --        686,000             --
Deemed preferred stock dividend .............        --        2,326,000            --             --     (2,326,000)            --
                                               ----------   ------------  ------------   ------------   ------------   ------------
Balance at December 31, 2000 (restated) .....   5,141,573   $ 19,277,000     3,841,053   $ 13,775,000   $(30,956,000)  $  2,096,000
                                               ==========   ============  ============   ============   ============   ============


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

Subsequent to year end, the Company received a commitment from its largest investor for additional equity financing of up to $3,900,000, if necessary, through the issuance of Preferred Stock. That commitment was increased in July 2001 by approximately $1,000,000. The Company believes that this cash, together with cash generated from operations, will be sufficient to meet its operating requirements at least through the end of 2001, although the Company anticipates that it will continue to incur net losses for the foreseeable future. The ability to sustain its operations for a significant period after December 31, 2001, will depend on the Company's ability to significantly increase sales or raise significant additional equity or debt financing.

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

NOTE 3 - BALANCE SHEET DETAILS:

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                                2000            1999
                                                            -----------     -----------
Accounts receivable:
   Trade accounts receivable ...........................    $ 1,965,000     $ 1,842,000
     Less: Allowance for doubtful account ..............       (181,000)       (165,000)
                                                            -----------     -----------
                                                            $ 1,784,000     $ 1,677,000
                                                            ===========     ===========
Inventories:
   Raw materials .......................................    $   812,000     $   824,000
   Work-in-process .....................................        574,000         546,000
   Finished goods ......................................         79,000          77,000
                                                            -----------     -----------
                                                            $ 1,465,000     $ 1,447,000
                                                            ===========     ===========
Property and equipment:
   Computer and other equipment ........................    $   705,000     $   596,000
   Tooling .............................................        160,000         136,000
   Evaluation units ....................................        655,000         555,000
   Leasehold improvements ..............................         23,000          23,000
   Furniture and fixtures ..............................         45,000          45,000
                                                            -----------     -----------
                                                            $ 1,588,000       1,355,000

   Less: Accumulated depreciation and amortization .....     (1,156,000)       (886,000)
                                                            -----------     -----------
                                                            $   432,000     $   469,000
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

NOTE 5 - CONVERTIBLE PREFERRED STOCK:

Information with regard to the Company's Preferred Stock as of December 31, 2000 is summarized in the following table:

                                 SHARES     COMMON STOCK
                  SHARES       ISSUED AND   ISSUABLE UPON   LIQUIDATION      NET OF
     SERIES     AUTHORIZED     OUTSTANDING    CONVERSION    PREFERENCES   ISSUANCE COST
     ------     ----------     -----------  -------------   -----------   -------------
        C          372,296       372,296         372,296       $  5.00    $  1,861,000
        D          600,000       333,333         333,333          5.00       1,471,000
        E          500,000       375,000         375,000          4.00       1,480,000
        F          250,000       250,000         500,000          8.00       1,250,000
        G          110,000        97,500         975,000         20.00         950,000
        H           26,109        26,109         261,090         38.30       1,000,000

        I          167,065       167,065         167,065          4.19         700,000
        J          244,966       244,966         244,966          2.98         730,000
        K          235,110       235,110         235,110          3.19         750,000
        L          199,275       199,275         199,275          2.76         550,000
        M          179,372       179,372         179,372          2.23         400,000
        N          666,667       666,667         666,667          0.90         600,000
        O        1,320,755     1,320,755       1,320,755          1.06       1,400,000
        P           36,585        36,585         365,850          8.20         300,000
        Q          112,097       112,097       1,120,970          6.20         695,000
        R           86,207        86,207         862,070          5.80         500,000
        S           96,875        96,875         968,750          3.20         310,000
        T           16,089        16,089         160,891         20.20         325,000
        U           38,961        38,961         389,610         15.40         600,000
        V           66,038        66,038         660,377         10.60         700,000
        W           30,201        30,201         302,010         14.90         450,000
        X           32,800        32,800         328,000         25.00         820,000
        Y           57,592        57,592         575,920         19.10       1,100,000
        Z           39,906        39,906         399,061         21.30         850,000
       AA           60,774        60,774         607,740         18.10       1,100,000
                ----------     ---------    ------------                  ------------
                 5,545,740     5,141,573      12,571,178                  $ 20,892,000
Undesignated     4,454,260            --
                ----------     ---------                                  ------------
Total           10,000,000     5,141,573                                  $ 20,892,000
                ==========     =========                                  ============


The holders of Series C Preferred Stock are entitled to receive $0.30 per share per annum cumulative dividends prior to and in preference to Common Shareholders. Such dividends are cumulative and payable when and if declared by the Board of Directors. The holders of Series D through AA Preferred Stock are entitled to receive, when and if declared by the Board of Directors, dividends in the same amount per share as declared on the Company's Common Stock, with each share of Preferred Stock being treated for this purpose as the number of shares of Common Stock into which it is then convertible.

Each share of Preferred Stock has the number of votes equal to the number of shares of Common Stock into which it is then convertible. The Company has reserved sufficient shares of Common Stock to allow for the conversion of all outstanding Preferred Stock.

The Series C through Series AA are convertible at either a 1 to 1 or 10 to 1 ratio depending on the shares convertible as set forth in the preceding table, subject to certain stock split and stock dividend adjustments. Shares of Series G through AA Preferred Stock were issued pursuant to an agreement entered into in March 1996, as amended, with the Company's largest shareholder whereby the Company sold and the shareholder purchased a number of convertible preferred shares under a formula set out in the March 1996 agreement. Under such agreement the number of shares of preferred stock was determined based on 85% of the average closing price of the Company's Common Stock for the five trading days ended three days prior to the issuance date, but not to exceed $2.50 per share, as converted into Common Stock.

In the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of the Series C through Series AA convertible preferred stock will be entitled to receive in preference to the holders of the common stock, an amount per share as set forth in the preceding table.

The Company issued Warrants in conjunction with the issuance of Preferred Stock. The Warrants entitle the holders to purchase the Company's Common Stock immediately upon issuance. The fair value of the warrants were determined using a Black Scholes option pricing model with the following assumptions: volatility: ranging from 80% to 144%; risk free interest rate: ranging from 4.62% to 6.1%; expected life: 5 years and no dividend yield. The allocated fair value of the warrants is recorded in shareholders equity.

               WARRANTS ISSUED        EXERCISE PRICE           DATE
SERIES         AND OUTSTANDING          PER SHARE             ISSUED
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

The following table summarizes the combined activity of the 1990 Plan and the Non-Employee Option Plan for the years ended December 31, 2000, 1999 and 1998:

                                                     2000                         1999                          1998
                                         --------------------------   ---------------------------    --------------------------
                                                        WEIGHTED-                     WEIGHTED-                    WEIGHTED-
FIXED OPTIONS                              SHARES     AVE. EX PRICE     SHARES      AVE. EX PRICE     SHARES     AVE. EX PRICE
-------------                            ----------   -------------   ----------    -------------   ----------   --------------
Outstanding at beginning of year .......  1,093,733       $0.80        1,098,000        $ .76        1,011,500     $3.80
Granted ................................    925,000        3.24           89,000         1.61        1,162,850       .76
Exercised ..............................   (125,857)       0.75          (16,158)         .75
Forfeited/Canceled .....................   (172,424)       1.19          (77,109)        1.08       (1,076,350)     3.62
                                         ----------       -----       ----------        -----       ----------     -----
Outstanding at end of year .............  1,720,452       $2.08        1,093,733        $0.80        1,098,000     $0.76
                                         ==========       =====       ==========        =====       ==========     =====
Options exercisable at year-end ........    619,354                      483,915                       242,018
Weighted-average fair value of
    options granted during the year..... $     2.91                   $     1.52                    $     0.59


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

                                                           2000            1999          1998
                                                        -----------    -----------    -----------
Net loss                                 As Reported    $(6,264,000)   $(2,593,000)   $(2,867,000)
                                         Pro Forma      $(6,770,000)   $(3,017,000)   $(3,081,000)
Basic and diluted net loss
  available to common stockholders'
  per share                              As Reported    $     (1.65)   $     (0.70)   $     (0.76)
                                         Pro Forma      $     (1.78)   $     (0.81)   $     (0.87)

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

Significant components of the Company's deferred tax assets are as follows:

                                                              DECEMBER 31,
                                               -------------------------------------------
                                                   2000           1999             1998
                                               -----------    ------------     -----------
Net operating loss carryforwards ..........    $ 9,513,000    $  8,910,000       8,240,000
Credit carryforwards ......................        970,000         967,000         941,000
Capitalized research and
   development expenses ...................        311,000         246,000
                                                                                   303,000

Reserves and other ........................        321,000         319,000         180,000
                                               -----------    ------------     -----------
Deferred tax assets .......................     11,115,000      10,442,000       9,664,000
Valuation allowance .......................    (11,115,000)    (10,442,000)     (9,664,000)
                                               -----------    ------------     -----------
                                               $        --    $         --     $        --
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

NOTE 11 -- RESTATEMENT

Under EITF Nos. 98-5 and 00-27 and related standards, if a company issues convertible preferred stock with a beneficial conversion feature, then the value of the beneficial conversion feature is accounted for as a deemed dividend. A beneficial conversion feature is computed as the intrinsic value of the spread between the quoted market price of common stock and the conversion price multiplied by the number of common shares into which the preferred stock converts. As described in Note 5, the Company has funded its operations through the sales, in private placements, of preferred stock and warrants to its principal investor. Management believes that these equity transactions were made in the best interests of the Company. In determining whether there was a beneficial conversion feature, management utilized an estimated fair value of common stock which was lower than its quoted market price. Management believed that the negotiated price of the stock was representative of the market price of the stock in a private placement of that size. Management concluded that there was no beneficial conversion feature associated with the issuance of convertible preferred stock and warrants, and the Company did not record a deemed dividend.

Recently, the Company became aware that the SEC has insisted that the quoted market price be used in calculating a beneficial conversion feature. As the result of the SEC's position, the Company has restated its financial statements to reflect a deemed dividend as a charge to accumulated deficit and earnings per share. The restatement did not affect the Company's assets, liabilities, revenues or expenses as originally reported. In the restatement, the deemed dividend is added to net loss to determine net loss attributable to common shareholders.

In addition to the restatement to use the quoted market price to measure the beneficial conversion feature, the Company restated to report a cumulative effect of accounting change as of October 1, 2000, representing the effect of the change in accounting method from use of the stated conversion price to use of the accounting conversion price in applying the intrinsic value method for determining the beneficial conversion feature for all convertible preferred stock issuances as required by EITF 00-27. The EITF required that the effect of adopting the accounting conversion price be recorded in the fourth quarter of 2000. The loss per share for each period is revised to reflect the net loss attributable to common shareholders, as presented below:

                                                                                     Year Ended
                                                                        -----------------------------------
                                                                          2000         1999          1998
                                                                        -------       -------       -------
                                                                        (in thousands, except per share data)
Net loss, as originally reported                                        $(3,938)      $(2,059)      $(2,235)
Deemed dividend, including cumulative effect adjustment                  (2,326)         (534)         (432)
Net loss attributable to shareholders, as restated                      $(6,264)      $(2,593)      $(2,667)

Net loss per share, as originally reported                              $ (1.04)      $ (0.56)      $ (0.64)
Net loss attributable to common shareholder per share, as restated      $ (1.65)      $ (0.70)      $ (0.76)

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

As discussed in Note 1, the ability of the Company to sustain its future operations, will depend on its ability to significantly increase sales or raise significant additional equity or debt financing.

As discussed in Note 11, the previously issued financial statements for the years ended December 31, 2000, 1999 and 1998 have been restated to effect changes in accounting for the beneficial conversion feature associated with issuances of preferred stock.

PricewaterhouseCoopers LLP
San Jose, CA
February 9, 2001, except as to Notes 1 and 11, which are as of November 7, 2001.

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

   3.25**      Certificate of Determination of Preferences of Series X Preferred
               Stock, as filed with the California Secretary of State on December 28, 2000.

   3.26**      Certificate of Determination of Preferences of Series Y Preferred
               Stock, as filed with the California Secretary of State on December 28, 2000.

   3.27**      Certificate of Determination of Preferences of Series Z Preferred
               Stock, as filed with the California Secretary of State on December 28, 2000.

   3.28**      Certificate of Determination of Preferences of Series AA
               Preferred Stock, as filed with the California Secretary of State on January 9, 2001.

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

  10.27** Factoring Agreement dated December 27, 2000 between the Company and SUMMIT Financial Resources, L.P.

  10.28** First Amendment, dated June 29, 2000, to Lease Agreement between the Company and Stanley R. Deck and Ellen Deck.

  23.1*        Consent of PricewaterhouseCoopers LLP.

  25           Power of Attorney (included on Signature Page).


----------

+      Indicates management contract or compensatory plan or arrangement.

*      Filed with this Annual Report on Form 10-K for the year ended December
       31, 2000.

**     Previously filed with the Company's 2000 10-K as filed on April 2, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of November 2001.

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

               SIGNATURE                                       TITLE                                      DATE
               ---------                                       -----                                      ----
/s/ J. RICHARD ELLIS                          President, Chief Executive Officer and                 November 13, 2001
-------------------------------------------   Chairman of the Board of Directors
           (J. Richard Ellis)                 (Principal Executive Officer)


/s/ HENRY MADRID                              Vice President of Finance and                          November 13, 2001
-------------------------------------------   Chief Financial Officer
             (Henry Madrid)                   (Principal Financial and Accounting Officer


/s/ FRANK T. CONNORS                          Director                                               November 13, 2001
-------------------------------------------
           (Frank T. Connors)


/s/ F. RIGDON CURRIE                          Director                                               November 13, 2001
-------------------------------------------
           (F. Rigdon Currie)


/s/ MICHAEL D. KAUFMAN                        Director                                               November 13, 2001
-------------------------------------------
          (Michael D. Kaufman)


/s/ ARCH J. MCGILL                            Director                                               November 13, 2001
-------------------------------------------
            (Arch J. McGill)


/s/ MICHAEL A. MCMANUS, JR.                   Director                                               November 13, 2001
-------------------------------------------
       (Michael A. McManus, Jr.)

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

   3.25**      Certificate of Determination of Preferences of Series X Preferred
               Stock, as filed with the California Secretary of State on December 28, 2000.

   3.26**      Certificate of Determination of Preferences of Series Y Preferred
               Stock, as filed with the California Secretary of State on December 28, 2000.

   3.27**      Certificate of Determination of Preferences of Series Z Preferred
               Stock, as filed with the California Secretary of State on December 28, 2000.

   3.28**      Certificate of Determination of Preferences of Series AA
               Preferred Stock, as filed with the California Secretary of State on January 9, 2001.

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

  10.27** Factoring Agreement dated December 27, 2000 between the Company and SUMMIT Financial Resources, L.P.

  10.28** First Amendment, dated June 29, 2000, to Lease Agreement between the Company and Stanley R. Deck and Ellen Deck.

  23.1*        Consent of PricewaterhouseCoopers LLP.

  25           Power of Attorney (included on Signature Page).


----------

+      Indicates management contract or compensatory plan or arrangement.

*      Filed with this Annual Report on Form 10-K for the year ended December
       31, 2000.

**     Previously filed with the Company's 2000 10-K as filed on April 2, 2001.