Form 10-Q/A
period 2001-03-31
DISC INC/CA
filed 2001-11-14
CIK 891788

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q/A

                               ------------------

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                                     1-11578
                            (Commission file number)

                               ------------------

                                   DISC, INC.
             (Exact name of registrant as specified in its charter)

                               ------------------

              CALIFORNIA                                77-0129625
    State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                Identification Number)

        372 Turquoise Street
         Milpitas, California                             95035

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DISC INC.
BALANCE SHEET

                                                           March 31, 2001       December 31, 2000
                                                           --------------       -----------------
                                                             Unaudited              Restated
                                                             Restated
ASSETS
Current assets:
  Cash                                                      $    799,000          $    128,000
  Accounts receivable                                          1,349,000             1,784,000
  Inventories                                                  1,485,000             1,465,000
  Prepaids and deposits                                          190,000                76,000
                                                            ------------          ------------
        Total current assets                                   3,823,000             3,453,000
Property and equipment, net                                      432,000               432,000
                                                            ------------          ------------
                                                            $  4,255,000          $  3,885,000
                                                            ============          ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                        $    875,000          $  1,159,000
    Borrowings under credit line                                 505,000                    --
    Accrued expenses and other liabilities                       740,000               630,000
                                                            ------------          ------------
        Total current liabilities                              2,120,000             1,789,000
                                                            ------------          ------------
Shareholders' equity:
Convertible Preferred Stock; no par value:
  10,000,000 shares authorized; 5,212,611
  and 5,141,573 shares issued and outstanding                 20,343,000            19,277,000
Common Stock and warrants; no par value: 40,000,000
  Shares authorized; 3,846,033 and 3,841,053
  shares issued and outstanding                               14,015,000            13,775,000
  Accumulated deficit                                        (32,223,000)          (30,956,000)
                                                            ------------          ------------
        Total shareholders' equity                             2,135,000             2,096,000
                                                            ------------          ------------
                                                            $  4,255,000          $  3,885,000
                                                            ============          ============

See the accompanying condensed notes to these financial statements.

DISC INC.
STATEMENT OF OPERATIONS

                                                    Three Months Ended March 31,
                                                    -----------------------------
                                                        2001             2000
                                                    ------------     ------------
                                                       Restated        Restated
Net sales                                            $ 1,562,000     $ 1,615,000
                                                     -----------     -----------
Costs and expenses:
   Cost of sales                                       1,404,000       1,374,000
   Research and development                              372,000         280,000
   Marketing and sales                                   752,000         493,000
   General and administrative                            278,000         272,000
                                                     -----------     -----------
        Total cost and expenses                        2,806,000       2,419,000
                                                     -----------     -----------
Loss from operations                                  (1,244,000)       (804,000)
Interest and other expense, net                          (23,000)        (27,000)
                                                     -----------     -----------
Net loss                                             $(1,267,000)    $  (831,000)

Deemed preferred dividend                               (466,000)       (664,000)
                                                     -----------     -----------
Net loss attributable to common shareholders         $(1,733,000)    $(1,495,000)
                                                     ===========     ===========
Basic and diluted net loss per share
  attributable to common shareholders                $     (0.45)    $     (0.40)
                                                     ===========     ===========
Weighted and average common shares
for  basic and diluted net loss per
share calculations                                     3,844,000       3,772,000

DISC INC.

STATEMENT OF CHANGES IN SHAREHOLDER EQUITY

                                      Preferred Stock                   Common Stock
                                  --------------------------      --------------------------     Accumulated
                                    Shares         Amount          Shares          Amount          Deficit            Total
                                  ---------     ------------      ---------     ------------     ------------      -----------
Balance at December 31, 2000
  Restated                        5,141,573     $ 19,277,000      3,841,053     $ 13,775,000     $(30,956,000)     $ 2,096,000
Issuance of Series BB
  Convertible Preferred
  Stock and Warrants for
  Common Stock, net                  71,038        1,066,000                         234,000                         1,300,000
Exercise of Common Stock
  Options                                                             4,980            6,000                             6,000
Net loss for the period                                                                            (1,267,000)      (1,267,000)
Allocation of discount on
  Preferred Stock                                   (466,000)                                         466,000               --
Deemed Preferred Stock
  dividend                                           466,000                                         (466,000)              --
                                  ---------     ------------      ---------     ------------     ------------      -----------
Balance at March 31, 2001
  Unaudited                       5,212,611     $ 20,343,000      3,846,033     $ 14,015,000      (32,223,000)     $ 2,135,000
                                  =========     ============      =========     ============     ============      ===========

See the accompanying condensed notes to these financial statements.

DISC INC.
STATEMENT OF CASH FLOWS

                                                      Three Months ended March 31,
                                                      ----------------------------
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

                                   DISC, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY

We have prepared the unaudited and restated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles pursuant to these rules and regulations. In our opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and accompanying notes for the years ended December 31, 2000 and 1999 included in the our Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other period or for the fiscal year, which ends December 31, 2001.

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
                                                      ==========     ==========

NOTE 3 -- RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2001 the Company sold and MK GVD Fund, the principal shareholder, purchased 71,038 shares of convertible preferred stock, Series BB, and warrants under a formula set out in a March 1996 agreement for aggregate proceeds of $1,300,000. The warrants allow the holder to purchase 177,595 shares of common stock for an exercise price of $2.29 per share. Under the agreement the number of shares of preferred stock was determined based on 85% of the average closing price of the Company's Common Stock for the five trading days ended three days prior to the issuance date, but not to exceed $2.50 per share, as converted into Common Stock. Under the terms of the agreement, MK GVD Fund also agreed to provide up to an additional $2,600,000 of funding, if needed.

The fair value of the warrants was determined using a Black-Scholes option pricing model with the following assumptions: volatility of 142%; risk-free interest rate 4.62%; expected life; 5 years and no dividend yield. The fair value of the warrants is recorded in shareholders' equity.

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

NOTE 6 - RESTATEMENT

Under EITF Nos. 98-5 and 00-27 and related standards, if a company issues convertible preferred stock with a beneficial conversion feature, then the value of the beneficial conversion feature is accounted for as a deemed dividend. A beneficial conversion feature is computed as the intrinsic value of the spread between the quoted market price of common stock and the conversion price multiplied by the number of common shares into which the preferred stock converts. As described in Note 3, the Company has funded its operations through the sales, in private placements, of preferred stock and warrants to its principal investor. Management believes that these equity transactions were made in the best interests of the Company. In determining whether there was a beneficial conversion feature, management utilized an estimated fair value of common stock which was lower than its quoted market price. Management believed that the negotiated price of the stock was representative of the market price of the stock in a private placement of that size. Management concluded that there was no beneficial conversion feature associated with the issuance of convertible preferred stock and warrants, and the Company did not record a deemed dividend.

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

In addition to the restatement to use the quoted market price to measure the beneficial conversion feature, the Company restated to report a cumulative effect of accounting change of as of October 1, 2000, representing the effect of the change in accounting method from use of the stated conversion price to use of the accounting conversion price in applying the intrinsic value method for determining the beneficial conversion feature for all convertible preferred stock issuances as required by EITF 00-27. The EITF required that the effect of adopting the accounting conversion price be recorded in the fourth quarter of 2000. The loss per share for each period is revised to reflect the net loss attributable to common shareholders, as presented below:

                                                                         Quarter ended March 31,
                                                                         -------           -------
                                                                          2001              2000
                                                                         -------           -------
                                                                                (in thousands,
                                                                            except per share data)
Net loss, as originally reported                                         $(1,267)          $  (831)
Deemed dividend, including cumulative effect adjustment                     (466)             (664)
Net loss attributable to common shareholders, as restated                $(1,733)          $(1,495)

Net loss per share, as originally reported                               $ (0.33)          $ (0.22)
Net loss attributable to common shareholder per share, as restated       $ (0.45)          $ (0.40)

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

Restated Net Loss Available to Common Shareholders and Earning Per Share

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

In addition to the restatement to use the quoted market price to measure the beneficial conversion feature, the Company restated to report a cumulative effect of accounting change of as of October 1, 2000, representing the effect of the change in accounting method from use of the stated conversion price to use of the accounting conversion price in applying the intrinsic value method for determining the beneficial conversion feature for all convertible preferred stock issuances as required by EITF 00-27. The EITF required that the effect of adopting the accounting conversion price be recorded in the fourth quarter of 2000. The loss per share for each period is revised to reflect the net loss attributable to common shareholders, as presented below:

                                                                          Quarter ended March 31,
                                                                          -----------------------
                                                                           2001           2000
                                                                          -------        -------
                                                                              (in thousands,
                                                                           except per share data)
Net loss, as originally reported                                          $(1,267)       $  (831)
Deemed dividend, including cumulative effect adjustment                      (466)          (664)
Net loss attributable to common shareholders, as restated                 $(1,733)       $(1,495)

Net loss per share, as originally reported                                $ (0.33)       $ (0.22)
Net loss attributable to common shareholders per share, as restated       $ (0.45)       $ (0.40)

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This quarterly report on Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that these forward-looking statements are subject to the safe harbours created by those provisions. These forward-looking statements include statements relating to:

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

Operating results in any period should not be considered indicative of the results investors can expect for any future period. We cannot assure you that we will be able to increase or even sustain our recent levels of quarterly revenue and net sales, as normalized for unusual or one-time items, or that we will attain or maintain profitability in any future period. Any unfavourable change in the factors described above or any other factors could adversely affect our operating results for a particular quarter. In addition, it is likely that in some future quarters our operating results will be below the expectations of public market analysts and investors. In any of these events, the price of our common stock would likely decline.

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

IF OUR SECURITIES ARE DELISTED FROM NASDAQ, THE TRADING MARKET AND PRICES OF OUR SECURITIES WOULD BE HARMED.

The trading of our common stock on the NASDAQ System is conditioned upon our meeting certain asset, revenues and stock price tests. If we fail any of these tests, our common stock may be desisted from trading on the NASDAQ

System, which could materially adversely affect the trading market and prices for those securities. In addition, low price stocks are subject to additional risks including additional state regulatory requirements and the potential loss of effective trading markets.

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

- the possibility that sales of new products may cannibalise sales of our current products;

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

ANY INABILITY TO MEET OUR FUTURE CAPITAL REQUIREMENTS WOULD LIMIT OUR ABILITY TO GROW.

We may need, or could elect, to seek additional funding in the future. In the event we need to raise additional funds, we may not be able to do so on favourable terms, if at all. We have a commitment from our largest investor to invest up to $2,600,000 during 2001, if needed, to help fund our capital requirements. However there can be no assurance that this investor, or any of our other investors, will be willing to make similar commitments in the future. Further, if we issue equity securities, shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our existing securities. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

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

WE HAVE A CONCENTRATED CUSTOMER BASE, AND THEREFORE THE LOSS OF A SINGLE CUSTOMER COULD NEGATIVELY AFFECT OUR OPERATING RESULTS.

The majority of our end users purchase our products from distributors, value-added resellers, or VARs, original equipment manufacturers, or OEMs, and systems integrators, or SIs. We have no long-term orders with any of our significant customers or distributors. Generally we sell products pursuant to purchase orders. In addition, our distributors carry competing product lines which they may promote over our products. A distributor may not continue to purchase our products or market them effectively. Moreover, certain of our contracts with our distributors contain "most favoured nation" pricing provisions which mandate that we offer our products to these customers at the lowest price offered to other similarly situated customers. Our operating results could be adversely affected if any of the following factors were to occur relating to one or more of our significant resellers:

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

Dated November 13, 2001              By: /s/ J. Richard Ellis
                                         ---------------------------------------
                                         J. Richard Ellis
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


Dated November 13, 2001              By: /s/ Henry Madrid
                                         ---------------------------------------
                                         Henry Madrid
                                         Vice President of Finance and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
10.1            Sixteenth Amendment to Convertible Debenture Purchase Agreement
                dated March 30, 2001