Form 10-Q/A
period 2001-06-30
DISC INC/CA
filed 2001-11-14
CIK 891788

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-Q/A

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

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                                     1-11578
                            (Commission file number)

--------------------------------------------------------------------------------
                                   DISC, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
--------------------------------------------------------------------------------

              CALIFORNIA                                77-0129625
    (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)

         372 Turquoise Street
         Milpitas, California                             95035
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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DISC INC.
BALANCE SHEET

                                                        June 30, 2001     December 31, 2000
                                                        -------------     -----------------
                                                          (Unaudited)
                                                           (Restated)        (Restated)
ASSETS
Current assets:

  Cash                                                   $    636,000       $    128,000
  Accounts receivable                                       2,108,000          1,784,000
  Inventories                                               1,342,000          1,465,000
  Prepaids and deposits                                       202,000             76,000
                                                         ------------       ------------
        Total current assets                                4,288,000          3,453,000
Property and equipment, net                                   409,000            432,000
                                                         ------------       ------------
                                                         $  4,697,000       $  3,885,000
                                                         ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                     $  1,020,000       $  1,159,000
    Borrowings under credit line                              732,000                 --
    Accrued expenses and other liabilities                    821,000            630,000
                                                         ------------       ------------
        Total current liabilities                           2,573,000          1,789,000
                                                         ------------       ------------
Shareholders' equity:
Convertible Preferred Stock; no par value:
  10,000,000 shares authorized; 5,283,599
  and 5,141,573 shares issued and outstanding              21,344,000         19,277,000
Common Stock and Warrants;
  no par value: 40,000,000
  Shares authorized; 3,846,033
  and 3,841,053 shares issued and outstanding              14,164,000         13,775,000
  Accumulated deficit                                     (33,384,000)       (30,956,000)
                                                         ------------       ------------
        Total shareholders' equity                          2,124,000          2,096,000
                                                         ------------       ------------
                                                         $  4,697,000       $  3,885,000
                                                         ============       ============

See the accompanying condensed notes to these financial statements.

DISC INC.
STATEMENT OF OPERATIONS

                                               Three Months ended June 30          Six Months ended June 30
                                             -----------------------------       -----------------------------
                                                2001               2000             2001               2000
                                             -----------       -----------       -----------       -----------
                                              (Restated)       (Restated)         (Restated)       (Restated)
Net sales                                    $ 2,513,000       $ 1,457,000       $ 4,075,000       $ 3,072,000
                                             -----------       -----------       -----------       -----------
Costs and expenses:
   Cost of sales                               2,087,000         1,324,000         3,491,000         2,698,000
   Research and development                      416,000           278,000           788,000           558,000
   Marketing and sales                           829,000           700,000         1,581,000         1,193,000
   General and administrative                    312,000           250,000           590,000           522,000
                                             -----------       -----------       -----------       -----------
                                               3,644,000         2,552,000         6,450,000         4,971,000

Loss from operations                          (1,131,000)       (1,095,000)       (2,375,000)       (1,899,000)
Interest income (expense), net                   (30,000)          (28,000)          (53,000)          (55,000)
                                             -----------       -----------       -----------       -----------
Net loss                                     $(1,161,000)      $(1,123,000)      $(2,428,000)      $(1,954,000)
Deemed preferred dividend                       (348,000)         (340,000)         (814,000)       (1,004,000)
                                             -----------       -----------       -----------       -----------
Net loss attributable to
  common shareholders                        $(1,509,000)      $(1,463,000)      $(3,242,000)      $(2,958,000)
                                             ===========       ===========       ===========       ===========

Net loss per share -- basic and diluted      $     (0.39)      $     (0.38)      $     (0.84)      $     (0.78)

Weighted average common shares
   and equivalents                             3,846,000         3,808,000         3,845,000         3,788,000

See the accompanying condensed notes to these financial statements.

DISC INC.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                               PREFERRED STOCK                COMMON STOCK
                                           -------------------------     ------------------------    ACCUMULATED
                                             SHARES        AMOUNT          SHARES       AMOUNT         DEFICIT           TOTAL
                                           ---------    ------------     ---------    -----------    ------------     -----------
Balance at December 31, 2000 (restated) .. 5,141,573    $ 19,277,000     3,841,053    $13,775,000    $(30,956,000)    $ 2,096,000
Issuance of Series BB Convertible
  Preferred Stock and Warrants for
   Common Stock, net......................    71,038       1,066,000                      234,000              --       1,300,000

Exercise of Common Stock
  Options ................................                                   4,980          6,000              --           6,000
Net loss for the period ..................                                                             (1,267,000)     (1,267,000)
Allocation of discount on
  Preferred Stock ........................                  (466,000)           --                        466,000              --
Deemed preferred stock dividend ..........                   466,000            --             --        (466,000)             --
                                           ---------    ------------     ---------    -----------    ------------     -----------
Balance at March 31, 2001 (unaudited) .... 5,212,611      20,343,000     3,846,033     14,015,000     (32,223,000)      2,135,000
Issuance of Series CC Convertible
   Preferred Stock and Warrants ..........    70,988       1,001,000                      149,000              --       1,150,000

Net loss for the period ..................                                                             (1,161,000)     (1,161,000)
Allocation of discount on
   Preferred Stock .......................                   348,000            --                       (348,000)             --
Deemed preferred stock dividend ..........                  (348,000)           --             --         348,000              --
                                           ---------    ------------     ---------    -----------    ------------     -----------
Balance at June 30, 2001 (unaudited) ..... 5,283,599    $ 21,344,000     3,846,033    $14,164,000     (33,384,000)    $ 2,124,000
                                           =========    ============     =========    ===========    ============     ===========

See the accompanying condensed notes to these financial statements.

DISC INC.
STATEMENT OF CASH FLOWS

                                                     Six Months ended June 30,
                                                  -----------------------------
                                                      2001              2000
                                                  -----------       -----------
Cash flows from operating activities:
  Net loss                                        $(2,428,000)      $(1,954,000)
  Adjustments to reconcile net loss to cash
    used in operating activities:
    Depreciation expense                              146,000           128,000
  Changes in assets and liabilities:
    Accounts receivable                              (324,000)          607,000
    Inventories                                       123,000          (414,000)
    Prepaid and deposits                             (126,000)           48,000
    Accounts payable                                 (139,000)         (157,000)
    Accrued expenses and other liabilities            191,000            47,000
                                                  -----------       -----------
Cash used in operating activities                  (2,557,000)       (1,695,000)
                                                  -----------       -----------
Cash flows used in investing activities for
  capital expenditures                               (123,000)         (137,000)
                                                  -----------       -----------
Cash flows from financing activities:
  Borrowings (repayments) under line of
    credit                                            732,000          (410,000)
  Proceeds from issuance of Common Stock                6,000            75,000
  Proceeds from issuance of Preferred Stock         2,450,000         1,920,000
                                                  -----------       -----------
Cash provided by financing activities               3,188,000         1,585,000
                                                  -----------       -----------
Net increase (decrease) in cash                       508,000          (247,000)
Cash at beginning of period                           128,000         1,126,000
                                                  -----------       -----------
Cash at end of period                             $   636,000       $   879,000
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
                                                       ==========      ==========

NOTE 3 -- RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2001, the Company sold and MK GVD Fund, the principal shareholder, purchased 71,038 and 70,988 shares of convertible preferred stock, Series BB and CC, respectively, and warrants under a formula set out in a March 1996 agreement for aggregate proceeds of $1,300,000 and $1,150,000, respectively. The warrants allow the holder to purchase 177,595 and 117,469 shares of common stock for an exercise price of $2.29 and $2.03 per share, respectively. Under the agreement the number of shares of preferred stock was determined based on 85% of the average closing price of the Company's Common Stock for the five trading days ended three days prior to the issuance date, but not to exceed $2.50 per share as converted into common stock. Under the terms of the agreement, MK GVD Fund also agreed to provide up to an additional $2,500,000 of funding, if needed.

The fair value of the warrants was determined using a Black Scholes option pricing model with the following assumptions: volatility of 142%; risk free interest rate of 5.08%; expected life: 5 years and no dividend yield. The fair value of the warrants is recorded in shareholders equity.

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

NOTE 7 -- RESTATEMENT

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

                                                                                          Six Months
                                                       Quarter ended June 30,            ended June 30,
                                                      -----------------------       ------------------------
                                                        2001           2000           2001           2000
                                                      --------       --------       --------       ---------
                                                               (in thousands, except per share data)
Net loss, as originally reported                      $ (1,161)      $ (1,123)      $ (2,428)      $ (1,954)
Deemed dividend, including cumulative effect
  adjustment                                          $   (348)          (340)          (814)        (1,004)
Net loss attributable to common shareholders,
  as restated                                         $ (1,509)      $ (1,463)      $ (3,242)      $ (2,958)

Net loss per share, as originally reported            $  (0.30)      $  (0.29)      $  (0.63)      $  (0.52)
Net loss attributable to common shareholders per
  share, as restated                                  $  (0.39)      $  (0.38)      $  (0.84)      $  (0.93)

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

                                                         Quarter ended June 30,       Six Months ended June 30,
                                                        -----------------------       -----------------------
                                                          2001           2000           2001           2000
                                                        --------       --------       --------       --------
                                                                (in thousands, except per share data)
Net loss, as originally reported                        $ (1,161)      $ (1,123)      $ (2,428)      $ (1,954)
Deemed dividend, including cumulative effect
  adjustment                                                (348)          (340)          (814)        (1,004)
Net loss attributable to shareholders, as restated      $ (1,509)      $ (1,463)      $ (3,242)      $ (2,958)

Net loss per share, as originally reported              $  (0.30)      $  (0.29)      $  (0.63)      $  (0.52)
Net loss attributable to common shareholders per
  share, as restated                                    $  (0.39)      $  (0.38)      $  (0.84)      $  (0.93)

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

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY THE RECENT SLOWDOWN IN INFORMATION TECHNOLOGY SPENDING.

Some customers have delayed their purchase decisions and are revaluating their information technology spending budgets because of the recent slowdown in the U.S. economy. A prolonged economic downturn would also increase our exposure to credit risk on trade receivables.

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