Form 10-Q
period 2001-09-30
DISC INC/CA
filed 2001-11-14
CIK 891788

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

                                     1-11578
                            (Commission file number)

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of October 31, 2001 was 4,814,013.

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                   DISC, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                 September 30, 2001    December 31, 2000
                                                                 ------------------    -----------------
                                                                     (Unaudited)           (Restated)
ASSETS
Current assets:

     Cash                                                          $       776,000      $       128,000
     Accounts receivable                                                 3,485,000            1,784,000
     Inventories                                                         2,922,000            1,465,000
     Prepaids and deposits                                                 378,000               76,000
                                                                   ---------------      ---------------
                  Total current assets                                   7,561,000            3,453,000

Property and equipment, net                                                690,000              432,000
Other intangibles                                                        5,074,000                   --
                                                                   ---------------      ---------------
                                                                   $    13,325,000      $     3,885,000
                                                                   ===============      ===============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $     2,466,000      $     1,159,000
     Borrowings under credit line, current portion                       2,042,000                   --
     Accrued expenses and other liabilities                              2,029,000              630,000
                                                                   ---------------      ---------------
                  Total current liabilities                              6,537,000            1,789,000
Other liabilities, long-term                                               123,000                   --
Line of credit, net of current portion                                   1,552,000                   --
                                                                   ---------------      ---------------
                                                                         8,212,000            1,789,000
                                                                   ---------------      ---------------

Shareholders' equity:
     Convertible Preferred Stock; no par value:
     10,000,000 shares authorized; 5,433,689
     and 5,141,573 shares issued and outstanding                        25,543,000           19,277,000
     Common Stock; no par value: 40,000,000 shares authorized;
     4,814,013 and 3,841,053 shares issued and outstanding              14,149,000           13,775,000
     Accumulated deficit                                               (34,491,000)         (30,956,000)
     Accumulated other comprehensive income                                (88,000)                  --
                                                                   ---------------      ---------------
Total shareholders' equity                                               5,113,000            2,096,000
                                                                   ---------------      ---------------
                                                                   $    13,325,000      $     3,885,000
                                                                   ===============      ===============

See the accompanying condensed notes to these consolidated financial statements.

                                   DISC, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months ended September 30,       Nine Months ended September 30,
                                                 --------------------------------      --------------------------------
                                                    2001                2000               2001               2000
                                                 -------------      -------------      -------------      -------------
                                                                     (Restated)         (Restated)        (Restated)
Net sales                                        $   3,739,000      $   1,838,000      $   7,813,000      $   4,910,000
                                                 -------------      -------------      -------------      -------------
Costs and expenses:
     Cost of sales                                   2,818,000          1,450,000          6,310,000          4,148,000
     Research and development                          551,000            280,000          1,339,000            838,000
     Marketing and sales                             1,008,000            726,000          2,588,000          1,919,000
     General and administrative                        392,000            250,000            982,000            772,000
                                                 -------------      -------------      -------------      -------------
                                                     4,769,000          2,706,000         11,219,000          7,677,000
                                                 -------------      -------------      -------------      -------------
Loss from operations                                (1,030,000)          (868,000)        (3,406,000)        (2,767,000)
Interest income (expense), net                         (76,000)           (27,000)          (129,000)           (82,000)
                                                 -------------      -------------      -------------      -------------
Net loss                                            (1,106,000)          (895,000)        (3,535,000)        (2,849,000)
Deemed preferred stock dividend                       (607,000)          (247,000)        (1,426,000)        (1,251,000)
                                                 -------------      -------------      -------------      -------------
Net loss attributable to common
     shareholders                                $  (1,713,000)     $  (1,142,000)     $  (4,961,000)     $  (4,100,000)
                                                 =============      =============      =============      =============

Net loss per share attributable to common
     shareholders - basic and diluted            $       (0.38)     $       (0.30)     $       (1.22)     $       (1.08)
                                                 =============      =============      =============      =============

Weighted average common shares and equivalents
     for basic and diluted net per share
     calculation                                     4,548,000          3,816,000          4,080,000          3,796,000
                                                 =============      =============      =============      =============

See the accompanying condensed notes to these consolidated financial statements.

                                   DISC, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Nine Months ended September 30,
                                                                  --------------------------------
                                                                      2001              2000
                                                                  ------------      ------------
Cash flows from operating activities:

     Net loss                                                     $ (3,535,000)     $ (2,849,000)
     Adjustments to reconcile net loss to cash
         used in operating activities:
         Depreciation expense                                          253,000           199,000
     Changes in assets and liabilities:
         Accounts receivable                                        (1,313,000)          316,000
         Inventories                                                  (165,000)         (222,000)
         Prepaid and deposits                                           32,000             4,000
         Accounts payable                                               23,000          (279,000)
         Accrued expenses and other liabilities                        534,000            76,000
                                                                  ------------      ------------
                  Net cash used in operating activities             (4,171,000)       (2,755,000)
                                                                  ------------      ------------
Cash flows used in investing activities:

     Purchase of property and equipment                               (184,000)         (184,000)
     Acquisition of NSM Storage GmbH, net                             (342,000)               --
                                                                  ------------      ------------
                  Net cash used in investing activities               (526,000)         (184,000)
                                                                  ------------      ------------
Cash flows from financing activities:

     Borrowings (repayments) under line of credit                      677,000          (432,000)
     Proceeds from issuance of Common Stock                              8,000            81,000
     Proceeds from issuance of Preferred Stock                       4,650,000         2,770,000
                                                                  ------------      ------------
                  Net cash provided by financing activities          5,335,000         2,419,000
                                                                  ------------      ------------
Effect of exchange rate change on cash                                  10,000                --
                                                                  ------------      ------------
Net increase (decrease) in cash                                        648,000          (520,000)
Cash at beginning of period                                            128,000         1,126,000
                                                                  ------------      ------------
Cash at end of period                                             $    776,000      $    606,000
                                                                  ============      ============
Non-cash financing activities:
     Issuance of Common Stock in NSM Storage GmbH acquisition     $  1,979,000                --
                                                                  ============      ============


See the accompanying condensed notes to these consolidated financial statements.

                                   DISC, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY

BASIS OF PRESENTATION

We have prepared the unaudited interim consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles pursuant to these rules and regulations. In our opinion, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes for the years ended December 31, 2000 and 1999 included in our Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year, which ends December 31, 2001, or for any other period.

During the first nine months of 2001, we received $4,650,000 of equity financing from our largest investor. Our investor also agreed to provide up to an additional $300,000 of equity financing to us, if needed. We believe that this committed investment, together with current cash reserves, cash to be generated from operations and borrowings from our factoring agreement with a financial institution, which allows us to sell the lesser of $1,500,000 or 85% of eligible accounts receivable, will be sufficient to meet our operating requirements at least through the end of 2001, although we anticipate that we will continue to incur net losses for the foreseeable future. The ability to sustain our operations for a significant period after December 31, 2001 will depend on our ability to significantly increase sales or raise significant additional equity or debt financing.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company's foreign subsidiaries is the local currency. Accordingly, the assets and liabilities of the Company's foreign subsidiaries are translated into U.S. Dollar using exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign currency translation adjustments are included in other comprehensive income as a separate component of stockholders' equity. Foreign currency transaction gains or losses are recorded in operating expenses and were not significant for the nine months ended September 30, 2001.

NOTE 2 -- INVENTORIES

The components of inventory were as follows:

                                                September 30,     December 31,
                                                    2001             2000
                                                ------------     ------------
Purchased component parts and subassemblies     $  1,846,000     $    812,000
Work-in-process                                      559,000          574,000
Finished goods                                       517,000           79,000
                                                ------------     ------------
                                                $  2,922,000     $  1,465,000
                                                ============     ============


NOTE 3 -- ACQUISITION OF NSM STORAGE GmbH AND SUBSIDIARIES

On July 30, 2001, we acquired all of the outstanding shares of NSM Storage GmbH, a German limited liability company, which was subsequently renamed to DISC GmbH. We acquired DISC GmbH to expand our product offerings and increase our customer base in Europe. As consideration for the acquired business, we issued 965,210 shares of our common stock and paid $10,000 in cash. This transaction has been accounted for under the purchase method of accounting pursuant to the recently issued Financial Accounting Standard ("FAS") No. 141. Following is a table of total consideration paid and the preliminary allocation of consideration paid.

Consideration paid:

                                           Fair Value
                                          ------------
Value of securities issued                $  1,979,000
Cash consideration                              10,000
Direct transaction costs and expenses          471,000
                                          ------------
Total consideration paid                  $  2,460,000
                                          ============

Consideration paid allocation:

                                                                                   Annual Amount
                                                                                   Amortization
                                                                                   ------------
Tangible net assets                                          $ (2,614,000)              N/A
Purchase price in excess of acquired net tangible assets        5,074,000               N/A
                                                             ------------
Total                                                        $  2,460,000
                                                             ============

The Company's allocation of the aggregate consideration paid is based on management's preliminary analysis and estimates of the fair values of the tangible assets and intangible assets. The book values of tangible assets and liabilities acquired are assumed to approximate fair values. The allocation of the purchase price has not yet been finalized. Our quarterly results include the operations of DISC GmbH for the two months beginning August 1, 2001.

Had the acquisition of DISC GmbH occurred on January 1, 2001, pro forma combined revenues would have been $4,372,000 and $10,168,000 for the three and nine months ended September 30, 2001. Pro forma net loss attributable to common shareholders would have been $1,666,000 or ($0.37) per share and $5,940,000 or ($1.46) per share for the three and nine months ended September 30, 2001.

NOTE 4 -- RESTATEMENT

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

In addition to the restatement to use the quoted market price to measure the beneficial conversion feature, the Company restated to report a cumulative effect of accounting change as of October 1, 2000, representing the effect of the change in accounting method from use of the stated conversion price to use of the accounting conversion price in applying the intrinsic value method for determining the beneficial conversion feature for all convertible preferred stock issuances as required by EITF 00-27. The EITF required that the effect of adopting the accounting conversion price be recorded in the fourth quarter of 2000. Refer to our Form 10K/A for the year ended December 31, 2000, Form 10Q/A for the three month period ended March 31, 2001 and Form 10Q/A for the three month and six month periods ended June 30, 2001, for a further discussion of the impact of the restatement.

NOTE 5 -- RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2001, the Company sold and MK GVD Fund, the principal shareholder, purchased 71,038, 70,988 and 90,090 shares of convertible preferred stock, Series BB, CC and EE, respectively, and warrants under a formula set out in a March 1996 agreement for aggregate proceeds of $1,300,000, $1,150,000 and $1,000,000, respectively. The warrants allow the holder to purchase 177,595, 117,469 and 225,225 shares of common stock for an exercise price of $2.29, $2.03 and $1.39 per share, respectively. Under the agreement the number of shares of preferred stock was determined based on 85% of the average closing price of the Company's Common Stock for the five trading days ended three days prior to the issuance date, but not to exceed $2.50 per share as converted into common stock.

The fair value of the warrants was determined using a Black Scholes option pricing model with the following assumptions: volatility of 142%; risk free interest rate of 5.08%; expected life: 5 years and no dividend yield. The fair value of the warrants is recorded in shareholders equity.

In addition, in August 2001, we received $1,200,000 from MK GVD Fund in exchange for 60,000 shares of our Series DD preferred stock and warrants to purchase 150,000 shares of our common stock at an exercise price of $2.50 per share. The sales of the convertible debentures, preferred stock and warrants were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4 (2) of the Securities Act, as transactions by an issuer not involving a public offering.

MK GVD Fund has also agreed to provide up to an additional $300,000 to us, if needed.

NOTE 6 -- COMPREHENSIVE INCOME (LOSS)

A summary of comprehensive loss for the periods presented is as follow:

                                           Three Months ended September 30,    Nine Months ended September 30,
                                           --------------------------------    -------------------------------
                                               2001              2000              2001              2000
                                           ------------      ------------      ------------      ------------
     Net loss                              $ (1,106,000)     $   (895,000)     $ (3,535,000)     $ (2,849,000)
     Foreign currency translation loss          (88,000)               --           (88,000)               --
                                           ------------      ------------      ------------      ------------
Total comprehensive loss                   $ (1,194,000)     $   (895,000)     $ (3,623,000)     $ (2,849,000)
                                           ============      ============      ============      ============

NOTE 7 -- RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." This standard eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001, and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. We have adopted SFAS 141 as of July 1, 2001.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed at least annually for impairment, the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001. The implementation of this standard is not expected to have a significant impact on the Company's financial condition or results of operations in the current fiscal year.

NOTE 8 -- OPERATING SEGMENTS

For purposes of segments reporting in accordance with SFAS No. 131, the Company has determined that it operates in one industry segment.

The following is a summary of the Company's revenue attributed to the geographic regions:

                    Three Months ended September 30,       Nine Months ended September 30,
                    --------------------------------      --------------------------------
                         2001               2000               2001               2000
                    ------------       ------------       ------------       ------------
North America       $  3,032,000       $  1,629,000       $  6,702,000       $  4,653,000
Europe                   625,000             68,000          1,027,000            116,000
Asia                      77,000             16,000             77,000             16,000
Others                     5,000            125,000              7,000            125,000
                    ------------       ------------       ------------       ------------
                    $  3,739,000       $  1,838,000       $  7,813,000       $  4,910,000
                    ============       ============       ============       ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2001, the company had sales of $3,739,000 and $7,813,000, respectively, compared to sales of $1,838,000 and $4,910,000 for the three and nine months ended September 30, 2000. These increases were primarily related to an increase in unit sales and our acquisition of DISC GmbH and were aided by an increase in the sale of media and service contracts. The general sales cycles for distribution of our products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for value added resellers and small system integrators and from one to two years for original equipment manufacturers, product integrators and large system integrators. Because our products are part of large systems, the sales cycles for our products vary significantly and are difficult to predict for any particular transaction. The long and often unpredictable sales cycles for our products complicate forecasting for operational planning and may cause net sales and operating results to vary significantly from quarter to quarter.

Cost of sales, as a percentage of sales, decreased to 75% and 81% for the three and nine months ended September 30, 2001, as compared to 79% and 84% for the comparable 2000 periods, primarily due to the increase in net sales. Our relatively low gross margins reflect our low levels of net sales, which have resulted in unabsorbed manufacturing costs and high costs of materials due to the inability to achieve purchasing economies of scale. We expect that, if product sales increase significantly, costs of sales per unit of product will decrease because fixed manufacturing costs will be distributed over the larger sales volume, and material costs will decrease as the result of volume purchases. However, even with product sales increases, cost of sales per unit of product may not decrease significantly or at all because the magnitude of the sales increase was not sufficient or because manufacturing, material and other costs may independently increase.

For the three and nine months ended September 30, 2001, research and development expenses were $551,000 and $1,339,000, respectively, compared to $280,000 and $838,000 for the comparable period of 2000. The increase for the three month period ended September 30, 2001 as compared to the comparable period of 2000, was primarily due to an increase in headcount in connection with the acquisition of DISC GmbH. In addition to the increase in headcount related to NSM, the increase for the nine month period ended September 30, 2001 as compared to the comparable period of 2000, was also due to an increase in headcount in connection with our network attach storage program. We believe that research and development expenses will continue to increase moderately during the remainder of 2001 due to new projects currently under development.

Marketing and sales expenses were $1,008,000 and $2,588,000 for the three and nine months ended September 30, 2001 compared to $726,000 and $1,919,000 for the comparable periods in 2000. The increase for the three months ended September 30, 2001 as compared to the comparable period in 2000, is primarily due to an increase in headcount and related marketing and sales expenses related to the acquisition of DISC GmbH. In addition to the acquisition of DISC GmbH, the increase in expenses for the nine month period ended September 30, 2001, as compared to the comparable period of 2000, is primarily due to an increase in our sales and marketing headcount. We believe that marketing and sales expenses will increase during the remainder of 2001 as we have added significant resources in marketing and business development to allow us to address new markets and expand our customer base.

General and administrative expenses were $392,000 and $982,000 for the three and nine months ended September 30, 2001, compared to $250,000 and $772,000 for the comparable periods in 2000. For the three month period ended September 30, 2001, the increase is primarily due to the acquisition of DISC GmbH, and the increase for the nine month period ended September 30, 2001, was also due to an increase in headcount and an increase in professional fees. General and administrative expenses are expected to remain relatively constant during the remainder of 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended September 30, 2001, we used $4,171,000 of cash in operations, primarily to fund operating losses. During the first nine months of 2001, we received $4,650,000 of equity financing from our largest investor (see Note 5 Related Party Transactions in Condensed Notes to Financial Statements). Our largest investor also agreed to provide up to an additional $300,000 of equity financing to us, if needed. We believe that this committed investment together with borrowing from our factoring agreement with a financial institution, which allows us to sell the lesser of $1,500,000 or 85% of eligible accounts receivable, current cash reserves and cash to be generated from operations will be sufficient to meet our operating requirements at least through the end of 2001, although we anticipate that we will continue to incur net losses for the foreseeable future. We also expect to require increasing amounts to increase sales as we approach large system integrators and OEMs with additional sales and sales support staff and evaluation units. In addition, we plan to expand our current network of resellers. We also expect that it will require cash to finance purchases of inventory in anticipation of possible increases in sales. In addition, we expect that the integration of our recent acquisition of DISC GmbH and the support of its operations will require cash as well. If we incur greater expenditures than we currently anticipate in connection with these or other matters, and if we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

The ability to sustain our operations for a significant period after December 31, 2001 will depend on our ability to significantly increase sales or raise significant additional equity or debt financing. We may not be able to increase sales or raise significant additional equity or debt financing, from our largest investor or otherwise, on a timely basis or at all. In particular, while we have relied upon regular investments by our largest investor to sustain our operations, our largest investor has no commitment to continue its investments, other than with respect to the additional $300,000 of equity financing mentioned above.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." This standard eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001, and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. We have adopted SFAS 141 as of July 1, 2001.

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

-    the need for, and availability of, additional financing; and

- actual and potential acquisitions and their effects on our financial position.

The forward-looking statements included in this quarterly report on Form 10-Q are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding our business, which involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, our business and operations are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements (see "Additional Factors that May Affect Future Operating Results and the Market Price of our Stock" starting on page 5 of our annual report on Form 10-K for the year ended December 31, 2000 and "Factors that May Affect Future Operating Results and the Market Price of our Stock" below). In light of the significant uncertainties inherent in the forward-looking information included in this quarterly report on Form 10-Q, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

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

-    changes in economic conditions;

-    personnel changes; and

- our ability to effectively integrate the products and operations of NSM Storage GmbH with ours.

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

WE HAVE A HISTORY OF LOSSES AND WE EXPECT TO INCUR FUTURE LOSSES.

We have experienced significant operating losses since our inception, and as of September 30, 2001 had an accumulated deficit of $34,491,000. We expect to continue to incur net losses for the foreseeable future, and our ability to sustain our operations for a significant period after December 31, 2001 will depend on our ability to significantly increase or even maintain sales or raise significant additional debt or equity financing. There can be no assurance we will be able to increase sales or that additional financing will be available on acceptable terms, or at all. Even if we are able to increase sales, we may incur net losses for the foreseeable future due to anticipated spending increases primarily on sales, marketing and research and development efforts. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis.

ANY INABILITY TO MEET OUR FUTURE CAPITAL REQUIREMENTS WOULD LIMIT OUR ABILITY TO GROW.

We will likely need to seek additional funding in the future. In the event we need to raise additional funds, we may not be able to do so on favorable terms, if at all. We have a commitment from our largest investor to invest up to $300,000 during the remainder of 2001, if needed, to help fund our capital requirements. However there can be no assurance that this investor, or any of our other investors, will be willing to make similar commitments in the future. Further, if we issue equity securities, shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our existing securities. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS MAY PREVENT OTHER INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

As of October 31, 2001, our executive officers, directors and principal shareholders beneficially owned, in the aggregate, approximately 88% of our outstanding common stock, preferred stock and warrants, on an as-if-converted basis. In particular, our largest investor beneficially owns approximately 87% of our outstanding common stock, preferred stock and warrants, on an as-converted basis. As a result, these shareholders, if acting together, will be able to exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could disadvantage other shareholders with interests different from those of our officers, directors and principal shareholders. For example, our officers, directors and principal shareholders could delay or prevent an acquisition or merger even if the transaction would benefit other shareholders.

WE ACQUIRED DISC GmbH. IF WE ARE NOT SUCCESSFUL IN INTEGRATING THEIR PRODUCTS AND OPERATIONS WITH OURS, OUR REVENUE AND OPERATING RESULTS COULD DECLINE.

We recently acquired DISC GmbH, formerly NSM Storage GmbH. If we are not successful in integrating its products, services, technology and operations with ours, including coordinating our research development and sales and marketing efforts, the net sales and operating results of the combined company could decline. During the integration of DISC GmbH, our financial performance will be subject to risks commonly associated with an acquisition, including the financial impact of expenses necessary to realize benefits from the acquisition and the potential for disruption of operations, including the diversion of management's attention. We will face difficulties integrating personnel with disparate backgrounds and combining corporate cultures, and we may lose key employees. We may also lose customers and potential customers of DISC GmbH in connection with the transition of ownership or otherwise.

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

WE DEPEND ON CERTAIN KEY SUPPLIERS AND IF WE ARE UNABLE TO OBTAIN ADEQUATE SUPPLIES, OUR SALES AND OPERATING RESULTS COULD BE SIGNIFICANTLY ADVERSELY AFFECTED.

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

BECAUSE WE ARE DEPENDENT ON INTERNATIONAL SALES FOR A SUBSTANTIAL AMOUNT OF OUR NET REVENUES, WE FACE THE RISKS OF INTERNATIONAL BUSINESS AND ASSOCIATED CURRENCY FLUCTUATIONS, WHICH MIGHT ADVERSELY AFFECT OUR OPERATING RESULTS.

We expect that international revenues will continue to represent a significant portion of our net revenues in the foreseeable future. Doing business internationally involves greater expenses and many additional risks. For example, because the products we sell abroad and the products and services we buy abroad are priced in foreign currencies, we may be affected by fluctuating exchange rates. We might not successfully protect ourselves against currency rate fluctuations, and our financial performance could be harmed as a result. In addition, we face other risks of doing business internationally, including:

- unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

-    reduced protection for intellectual property rights in some countries;

-    differing labor regulations;

-    compliance with a wide variety of complex regulatory requirements;

-    changes in a country's or region's political or economic conditions;

-    greater difficulty in staffing and managing foreign operations; and

-    increased financial accounting and reporting burdens and complexities.

Our international operations require significant attention from our management and substantial financial resources. We do not know whether our investments in other countries will produce desired levels of net revenues or profitability.

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

DOWNTURNS IN THE COMPUTER INFORMATION STORAGE MARKET AND RELATED MARKETS MAY DECREASE OUR REVENUES AND MARGINS.

The market for our products depends on economic conditions affecting the broader information technology and related markets. Downturns in these markets may cause our customers to delay or cancel information technology projects, reduce their information technology budgets or reduce or cancel orders for our products. In this environment, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing us to realize lower revenues and margins. A prolonged economic downturn would also increase our exposure to credit risk on trade receivables. In particular, capital spending in the information technology sector generally has decreased in the past 12 months, and many of our customers and potential customers have experienced declines in their revenues and operations. In addition, the terrorist acts of September 11, 2001 and subsequent terrorist activities have created an uncertain economic environment and we cannot predict the impact of these events, or of any related military action, on our customers or business. We believer that, in light of these events, some businesses may curtail or eliminate capital spending on information technology. If capital spending in our markets declines, it may be necessary for us to gain significant market share from our competitors in order to achieve our financial goals and achieve profitability.

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

As a result of our recent acquisition of NSM Storage GmbH, we will experience an increased exposure to the change in foreign currency exchange rates or weak economic conditions in foreign markets. We plan to assess the need to enter into foreign exchange forward contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities, primarily denominated in German Marks. We also plan to assess the need to periodically hedge anticipated transactions with currency options.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

As more fully discussed in Note 5 to the Condensed Notes to Financial Statements, we have issued 71,038 shares of our Series BB preferred stock, 70,988 shares of our Series CC preferred stock, 60,000 shares of our Series DD preferred stock and 90,090 shares of our Series EE preferred stock. The preferred stock have certain rights, privileges and preferences (including liquidation preferences) over our common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Shareholders on September 20, 2001. Matters voted upon at the meeting, and the number of shares cast for, against or withheld were as follows:

        1.     To elect the following directors.

                                                                     ABSTENTIONS AND
                                 FOR                AGAINST          SHARES NOT VOTED
                             -------------       -------------       ---------------
J. Richard Ellis                18,173,836                  --           1,232,447
Michael D. Kaufman              18,173,836                  --           1,232,447
Frank T. Connors                18,173,836                  --           1,232,447
F.Rigdon Currie                 18,173,836                  --           1,232,447
Arch J. McGill                  18,173,836                  --           1,232,447
Michael A. McManus, Jr          18,173,836                  --           1,232,447

        2. To increase the number of shares of common stock reserved for issuance under the 1990 Stock Plan to 2,800,000.

                                                 ABSTENTIONS AND
                   FOR            AGAINST        SHARES NOT VOTED
                ----------       ----------      ----------------
                16,717,172           14,576         2,674,535

        3.     To approve the adoption of our 2001 Stock Plan.

                                                 ABSTENTIONS AND
                   FOR            AGAINST        SHARES NOT VOTED
                ----------       ----------      ----------------
                16,706,392           23,356        2,674,535

        4. To appoint Pricewaterhouse Coopers LLP as independent auditors for the fiscal year ending December 31, 2001.

                                                 ABSTENTIONS AND
                   FOR            AGAINST        SHARES NOT VOTED
                ----------       ----------      ----------------
                18,162,286            9,550        1,234,447

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

        EXHIBIT
        NUMBER                                 DESCRIPTION
        --------                               -----------
        10.1             Eighteenth Amendment to Convertible Debenture Purchase
                         Agreement dated September 28, 2001.

(b) Reports on Form 8-K

Current Report on Form 8-K filed on August 14, 2001 relating to the acquisition of NSM Storage GmbH.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DISC, INC.

Dated November 14, 2001               By: /s/ J. Richard Ellis
                                          ------------------------------------
                                          J. Richard Ellis
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Dated November 14, 2001               By: /s/ Henry Madrid
                                          -------------------------------------
                                          Henry Madrid
                                          Vice President of Finance and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                                 DESCRIPTION
        --------                               -----------
        10.1             Eighteenth Amendment to Convertible Debenture Purchase
                         Agreement dated September 28, 2001.