Form 10-K
period 2001-12-31
DISC INC/CA
filed 2002-04-16
CIK 891788

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(MARK ONE)

    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ______________ TO __________.

                         COMMISSION FILE NUMBER: 1-11578


                                   DISC, INC.
             (Exact name of registrant as specified in its charter)


             CALIFORNIA                                      77-0129625
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                      Identification Number)

        372 TURQUOISE STREET
        MILPITAS, CALIFORNIA                                    95035
   (Address of principal office)                             (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 934-7000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock as of March 15, 2002 as quoted on the Nasdaq Small-Cap Market was approximately $5,500,000.

    The number of outstanding shares of the registrant's Common Stock as of March 15, 2002 was 4,817,617.

================================================================================

                                   DISC, INC.
                                    FORM 10-K

                                      INDEX


                                                                                              PAGE
                                                                                              ----
PART I   ........................................................................................1

Item 1.  Business................................................................................1

Item 2.  Properties.............................................................................13

Item 3.  Legal Proceedings......................................................................14

Item 4.  Submission of Matters to a Vote of Security Holders....................................14


PART II  .......................................................................................15

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..................15

Item 6.  Selected and Supplementary Financial Data..............................................16

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..18

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk............................26

Item 8.  Financial Statements and Supplementary Data............................................26

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure...26


PART III  ......................................................................................27

Item 10.  Directors and Executive Officers of the Registrant....................................27

Item 11.  Executive Compensation................................................................28

Item 12.  Security Ownership of Certain Beneficial Owners and Management........................30

Item 13.  Certain Relationships and Related Transactions........................................32


PART IV   ......................................................................................33

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................33

                                     PART I


INTRODUCTORY NOTE

        This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements are subject to the safe harbors created by those provisions. These forward-looking statements include but are not limited to statements regarding our estimates, plans and beliefs that
(i) costs of sales per product unit will decrease; (ii) research and development expenses will increase; (iii) sales and marketing expenses will increase; (iv) general and administrative expenses will increase; (v) our committed future investment, together with cash generated from operations, will be sufficient to meet our operating requirements through April 16, 2003;
(vi) our selling efforts to large system integrators and OEMs will increase; and (vii) we will expand our current network of resellers. For this purpose, any statements contained in this Annual Report on Form 10-K except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate" or "continue", or the negative or other variations those terms, or comparable terminology are intended to identify forward-looking statements.

        The forward-looking statements included in this Annual Report on Form 10-K are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, regarding our business, which involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, our business and operations are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements (see "Risk Factors that May Affect Future Operating Results" in Item 1 and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"). In light of the significant uncertainties inherent in the forward-looking information included in this Annual Report on Form 10-K, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that expectations will be realized.


ITEM 1.  BUSINESS.

GENERAL

        DISC, Inc. was incorporated under the laws of the State of California in 1986. We operate in one business segment, the computer mass storage system business. We design, manufacture, and market a family of high-end computer nearline storage systems, which use 5.25 inch rewritable, magneto optical disks
(MO), DVD-RAM, and CD-ROM disks.

PRODUCTS

        We spent most of 2001 continuing to redefine our product offering to address the storage requirements of today's enterprise storage networks. Traditionally, applications for our products include federal and local government, military applications, insurance, banking, legal, multimedia, medical applications and network storage environments on a worldwide basis. Sales of our initial product line commenced in 1991 and have been primarily to distributors, value added resellers (VARs), original equipment manufacturers (OEMs) and system integrators (SIs), who combine DISC nearline storage systems with software and/or other products and resell the combination to the end-user or other members of the supply channel.

        However, to implement our new strategy and vision of delivering storage solutions for enterprise networks, we refocused our product lines and sales and marketing efforts. As the demand for storage in traditional networking environments grows at unprecedented rates, the capacity points have reached the levels of the niche markets that we have historically served. Our new product lines are built around the fact that we build storage devices that add capacity to networks for a fraction of the total cost of RAID (Redundant Array of Independent Drives). In addition to offering cost-effective nearline storage devices, we have spent a considerable amount of our resources designing and delivering network-attached storage (NAS) servers to enable seamless connectivity of our storage devices.

        Our products, which add storage capacity to networks for a fraction of the total cost of RAID, are based upon reliable, industry proven storage technologies. The underlying technologies are DVD-RAM and 5.25-inch Magneto-optical. With a shelf life exceeding 30 years, random access reading and writing, the DISC family of products is suited for today's network storage environments.

        We are currently shipping three classes of products that provide nearline storage solutions for mainstream network environments. The first class is our Orion series, an automated library system built around the magneto-optical technology. These enterprise level products scale in capacity from 180 gigabytes (GB) of storage to 9.59 terabytes (TB) of storage. The Orion D-1050 is largest of these products and provides 9.59 TB of storage in 13.75 square feet of floor space, with an end-user price per megabyte as little as 3.5 cents.

        The second class of product that we offer is the DV Series, an automated library system built around DVD and CD technology. The DV Series scales in capacity from 40 GB of storage to 2.8 TB of storage and gives our customers an entry-level storage solution that was not previously available. The DV Series product line is based on a modular technology that allows the same options and upgrades to be used throughout the DV-Series product line. The DV Series offers some of the most cost-effective storage in the industry with an end-user cost per megabyte of less than a penny.

        The third class of products that we offer is our DISCstor/NAS product line of network-attached storage products. These products allow all of our products to be seamlessly connected to multiple network environments. The DISCstor/NAS product line allows users to attach our storage products to networks with a simplicity that has not previously existed. The DISCstor/NAS product line gives us the ability to sell complete storage solutions into any networking environment and allows users to add multi-terabyte storage solutions to their networks with an unprecedented level of simplicity.

        Please see Note 11 to the Notes to Financial Statements included in this report on Form 10-K for a description of revenues attributable to our domestic and foreign sales for 2001, 2000 and 1999. For a description of the risks attendant to our foreign operations, please see the section of this report entitled, "Risk Factors that May Affect Future Operating Results" and the heading "Because we are dependent on international sales for a substantial amount of our net revenues, we face the risks of international business and associated currency fluctuations, which might adversely affect our operating results." In addition, please see Note 11 to the Notes to Financial Statements included in this report for a description of revenues attributable to similar products and services sold in 2001, 2000 and 1999.

MARKETING AND SALES

        Over the last year we continued to make investments in sales and marketing. Our marketing efforts have been fortified with new personnel, new company image and a new web presence. Along these same lines we have added a host of new sales tools that will allow us to penetrate the new markets of mainstream data storage.

        We have also continued to re-vamp our sales organization by adding sales professionals that are focused on selling solutions for data storage. The sales force is focused on growing our channel of storage VARs and providing them with better data storage solutions to offer their customers.

        In addition, we acquired NSM Storage GmbH, a German limited liability company. The NSM acquisition gives DISC a presence in the international market, broadens our product range with DVD automation technology and strengths our engineering and development staffs.

        Our products are installed and serviced by an international network of maintenance technicians from Kodak and Anacomp Inc. Our support staff, located strategically across the country, provides technical assistance and second level support.

        Our sales offices are located in North California; Hauppauge, New York; Boston, Massachusetts; Washington, DC; Dallas, Texas; Phoenix, Arizona; Minneapolis, Minnesota; Tampa, Florida; Crowborough, East Sussex, England; and Bingen, Germany. Our sales staff currently consists of 15 professional salespersons.

COMPETITION

        We are currently selling nearline storage solutions for networks. While there are few direct competitors selling the type of solutions that we sell, there are many indirect competitors. Our main competition in this new nearline market is the end-users next purchase of storage capacity for their network storage system. As end-users need to increase their pool of available storage, our products are one of the most cost-effective alternatives. However, our competitors include the top vendors that supply enterprise-level storage. These companies are EMC, Network Appliance, Sun Microsystems, Hewlett-Packard and IBM.

        In the traditional automated library business, our competitors are Hewlett-Packard, Plasmon, Advanced Digital Information Corporation (ADIC), JVC and Pioneer.

        All of these competitors may compete with us by selling similar products for lower prices or by introducing new products that provide greater storage capacity, faster access time or other improved features, any of which could reduce demand for our products or require us to reduce its prices. This competition could have a material adverse effect on our results of operations. Many of our competitors have significantly greater financial, technical, manufacturing and marketing resources than we do, as well as significant market shares and installed customer bases in certain market areas addressed by us. As a result, we may not have the ability to keep pace with rapid competitive developments and technological advances to the same extent as its competitors.

        However, we maintain an active program of research and development in an effort to keep pace with potential competition, and we have close relationships with companies developing new high-density optical storage technologies.

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

        Further discussion relating to the competitive conditions in the computer mass storage system industry and our competitive position in the marketplace may be found in "Risk Factors that May Affect Future Operating Results" under the heading "Competition in the Computer Information Storage Market May Lead to Reduced Market Share, Declining Prices and Reduced Profits."

BUSINESS COMBINATION

        On July 30, 2001 we acquired all of the outstanding shares of NSM Storage GmbH, a German limited liability company ("NSM"). Under the terms of the acquisition, we issued 965,210 shares of our common stock and paid $10,000 in cash. We also agreed to severance payments of $75,000 to each of the two managing directors and principal shareholders of NSM. The acquisition was accounted for under the purchase method of accounting.

MANUFACTURING AND COMPONENTS

        Our manufacturing operations both in the U.S. and Germany consist of final system assembly and product test activities. The majority of the parts and subassemblies in the DISC libraries are standard, off-the-shelf components or are fabricated to DISC's manufacturing documentation. These include power supplies, castings, motors, bearings, timing belts and electronic components. Our proprietary components, such as the frame, backplate, printed circuit assemblies and other machined and fabricated parts are subcontracted out to independent vendors.

        We purchase certain components from a single source of supply. Where we rely on single sources of supply, we generally have been able to obtain supplies of these components in a timely manner and maintain an adequate inventory of components to meet our needs. If we cannot secure components from our single-source suppliers and if we are unable to develop alternative sources of supply as required in the future, our operations will be materially adversely affected.

RESEARCH AND DEVELOPMENT

        We have focused our research and development programs to provide software storage solutions for our automated library systems. NAS server development has been the most important aspect of our development efforts over the past year. These efforts have yielded products that allow our customers to seamlessly connect our storage products to networks. Our efforts continue to be active and consist of twenty-four full-time employees in the areas of mechanical and electrical engineering and software design. One of the keys to our success going forward is continued improvement of our storage connectivity solutions. We expended $2,001,000, $1,158,000 and $1,111,000 on research and development for the years ended December 31, 2001, 2000 and 1999, respectively. We have completed our major development efforts with respect to our 5.25 inch optical and CD products. We intend to continue to expand research and development activities in order to conduct on-going development of existing products and to develop new products targeted at the general storage market.

SALES AND BACKLOG

        Our quarterly revenue and operating results have been affected by seasonal trends. These trends often result in lower revenue in the first quarter of each fiscal year compared to the fourth quarter of the previous fiscal year due to customer purchasing and budgetary practices.

        Our backlog at December 31, 2001 was approximately $486,000 as compared to a backlog of approximately $245,000 at December 31, 2000. We include in backlog only those orders for products that are believed to be firm and that are due to be shipped within 12 months. We include in backlog, orders that may be canceled by customers upon payment of cancellation charges, which vary depending on the scheduled shipment date of the order. Because of the possibility of customer changes in delivery schedules or cancellation of orders, our backlog as of any particular date may not be indicative of actual revenues for any specific future period. Although we have never experienced material cancellation problems, no assurance can be given that we will continue to avoid cancellation problems in the future.

PATENTS AND OTHER INTELLECTUAL PROPERTY

        We own U.S. and German patents covering various aspects of our technology, including the overall system design of our products. Our existing patents expire between 2007 and 2014. There can be no assurance that any subsequent patent applications will be granted. We believe that ownership of our patents is an important factor in our business, and our success depends in part on our ownership of them. However, we believe that the improvement of our existing products, reliance upon trade secrets and copyrights and reliance on unpatented proprietary know-how and innovation in the development of new products are generally as important as patent protection in establishing and maintaining our technological advantage. We believe that the value of our products is partly dependent upon our confidentiality and invention assignment agreements with our employees. While we believe that patent, copyright and trade secret laws should afford adequate protection of our proprietary technology, there can be no assurance that our proprietary technology will remain a trade secret or that others will not develop a similar technology and use that technology to compete with us. Such competition could have a material adverse effect on us. In addition, policing unauthorized use of our technology, particularly in foreign countries, may be difficult. We have not received claims from third parties alleging that our products infringe the proprietary rights of third parties or seeking indemnification against such infringements and know of no basis for any such claims. However, there can be no assurance that such claims will not be made in the future. Such claims, if asserted, may involve costly and protracted litigation and we may be required to license proprietary rights from third parties. There can be no assurance that we would be able to obtain licenses from third parties on commercially reasonable terms.

ENVIRONMENTAL LAWS

        Compliance with U.S. federal, state, local and German laws enacted for the protection of the environment has to date had no material effect upon our capital expenditures, earnings or competitive position. Although we do not anticipate any future harm to our business based on the nature of our operations and the effect of those laws, no assurance can be given that such laws, or any future laws enacted for the protection of the environment, will not have a material adverse effect on us.

EMPLOYEES

        As of February 28, 2002, we employed 117 people on a full-time basis, including 14 employees in administration and accounting, 21 employees in marketing and sales, 24 employees in engineering, 41 employees in manufacturing, 4 employees in quality assurance and 13 employees in customer support. Approximately 56 employees were in international locations. Our future success is dependent, in part, on our continued ability to attract, retain and motivate highly skilled personnel. We believe that our relations with all employees are satisfactory. We have not experienced any work stoppages. Some of our employees in our location in Germany are covered by a collective bargaining agreement or employment agreements.

CUSTOMERS

        Compaq Computer Corporation and Ingram Micro Inc., two OEM customers, accounted for 31% and 14%, respectively, of our total revenue in 2001. Compaq Computer Corporation and Commvault Systems Inc., two OEM customers, accounted for 14% and 13%, respectively, of our total revenue in 2000. Commvault Systems Inc. accounted for 23% of our total revenue in 1999. Sales to Commvault Systems Inc. have decreased because in 2000 they changed their focus from selling integrated storage solutions, which included our product line as a component, to software-only sales.

        No material portion of our business is subject to renegotiation of profits or contract termination at the election of the U.S. government.

              RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        Our future operating results and stock price may be affected by a number of factors, many of which are beyond our control. These factors include the following:

ANY INABILITY TO MEET OUR FUTURE CAPITAL REQUIREMENTS WOULD LIMIT
OUR ABILITY TO GROW.

        To date, we have not generated enough cash from operations to fund our business, and we may need to seek additional funding in the future. In the event we need to raise additional funds, we may not be able to do so on favorable terms, if at all. We have a firm commitment from our largest investor, MK GVD Fund, to provide us with the necessary financial resources to support our operations through April 16, 2003. However, there can be no assurance that this investor, or any of our other investors, will be willing to make similar commitments in the future. Further, if we issue equity securities, shareholders may experience additional dilution, and the new equity securities may have rights, preferences or privileges senior to those of our existing securities. If we cannot raise funds on acceptable terms or if financing is not available at all, we may not be able to fund our operations, develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements

WE HAVE A HISTORY OF LOSSES AND WE EXPECT TO INCUR FUTURE LOSSES.

        We have experienced significant operating losses since our inception, and as of December 31, 2001 had an accumulated deficit of $36,254,000. We expect to continue to incur net losses for the foreseeable future, and our ability to sustain our operations for a significant period after December 31, 2002 will depend on our ability to significantly increase sales or raise significant additional debt or equity financing. There can be no assurance that we will be able to increase sales or that additional financing will be available on acceptable terms, or at all. Even if we are able to increase sales, we may incur net losses for the foreseeable future due to anticipated spending increases primarily on sales, marketing and research and development efforts. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis.

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

BECAUSE WE OPERATE WITH LITTLE BACKLOG, OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED IF WE DO NOT ACCURATELY ANTICIPATE FUTURE SALES LEVELS.

        Historically, we have operated with little order backlog and, due to the nature of our business, do not anticipate that we will have significant backlog in the future. Consequently, a large portion of our quarterly revenue results from orders placed during that quarter. Because of the relatively large dollar size of orders from our distributors and customers, delay in the placing of a small number of orders by a small number of purchasers could negatively affect our operating results for a particular period. In addition, our operating expense levels are, in the short term, largely fixed and are based, in part, on expectations regarding future sales. Thus, our operating results could be disproportionately affected if we do not receive the expected number of orders in a given quarter and our net sales falls below our expectations.

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

WE HAVE A CONCENTRATED CUSTOMER BASE, AND THEREFORE THE LOSS OF A SINGLE CUSTOMER COULD NEGATIVELY AFFECT OUR OPERATING RESULTS.

        The majority of our end users purchase our products from distributors, value-added resellers, original equipment manufacturers, and systems integrators. In fiscal 2001, Compaq Computer Corporation and Ingram Micro Inc. accounted for 31% and 14% of our total revenue, respectively. We do not believe that the proposed merger of Compaq with the Hewlett Packard Corporation will have an effect on our sales to Compaq; however, we have no long-term orders with them or any of our significant customers or distributors. Generally we sell products pursuant to purchase orders. In addition, our distributors carry competing product lines, which they may promote over our products. A distributor may not continue to purchase our products or market them effectively. Moreover, certain of our contracts with our distributors contain "most favored nation" pricing provisions, which mandate that we offer our products to these customers at the lowest price offered to other similarly situated customers. Our operating results could be adversely affected if any of the following factors were to occur relating to one or more of our significant resellers:

        - the reduction, delay or cancellation of orders or the return of a significant amount of products;

        -  the loss of one or more of such resellers; or

        - any financial difficulties of those resellers that result in their inability to pay amounts owed to us

THERE ARE SUBSTANTIAL RISKS ASSOCIATED WITH THE ACQUISITION OF NSM STORAGE GMBH.

        We recently acquired NSM Storage GmbH, which we renamed as DISC, GmbH. If we are not successful in integrating their products, services, technology and operations with ours, including coordinating our research development and sales and marketing efforts, our net sales and operating results could decline. During the integration of NSM Storage GmbH, our financial performance will be subject to risks commonly associated with an acquisition, including the financial impact of expenses necessary to realize benefits from the acquisition and the potential for disruption of operations, including the diversion of management's attention. We will face difficulties integrating personnel with disparate backgrounds and combining corporate cultures, and we may lose key employees. We may also lose customers and potential customers of NSM Storage GmbH in connection with the transition of ownership or otherwise.

        We may not be able to accurately predict a potential impairment of the goodwill resulting from the acquisition or of the identified intangible assets.

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

A FAILURE TO DEVELOP AND MAINTAIN PROPRIETARY TECHNOLOGY WILL NEGATIVELY AFFECT OUR BUSINESS.

        Because our business depends on technology, our ability to compete effectively depends in part on our ability to develop and maintain proprietary aspects of our technology. We hold U.S. and German patents covering various aspects of our technology, including the overall system design of our products. These patents expire between 2007 and 2014. We cannot be certain that these patents will provide meaningful protection for our product innovations. We also rely on a combination of copyright, trademark, trade secret and other intellectual property laws and various contract rights to protect our proprietary rights. Such rights, however, may not preclude competitors from developing products that are substantially equivalent or superior to our products. There can be no assurance that our proprietary technology will remain a trade secret or that others will not develop a similar technology and use that technology to compete with us. In addition, many aspects of our products are not subject to intellectual property protection and can therefore be reproduced by our competitors.

        While we are not currently engaged in any intellectual property litigation or proceedings, we may become so involved in the future. However, there can be no assurance that such claims will not be made in the future. An adverse outcome in litigation could subject us to significant liabilities to third parties, require us to license technology from others or require us to cease marketing or using certain products, any of which could negatively affect our business, financial condition and operating results. If we are required to seek licenses under patents or proprietary rights of others, we may not be able to acquire these licenses on acceptable terms, if at all. In addition, the cost of responding to an intellectual property infringement claim, in terms of legal fees and expenses and the diversion of management resources, whether or not the claim is valid, could harm our business, financial condition and operating results.

CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS MAY PREVENT OTHER INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

        As of February 28, 2002, our largest shareholder, who is also a director, will own approximately 87% of our outstanding common stock and preferred stock, on an as-if-converted basis. In addition, our executive officers, directors and principal shareholders will beneficially own, in the aggregate, approximately 88% of our outstanding common stock and preferred stock, on an as-if-converted basis. As a result, our largest shareholder will be able to exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could be a disadvantage to other shareholders with interests different from those of our largest shareholder or other officers, directors and principal shareholders. For example, our largest shareholder could delay or prevent an acquisition or merger even if the transaction would benefit other shareholders.

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

DOWNTURNS IN THE COMPUTER INFORMATION STORAGE MARKET AND RELATED MARKETS MAY DECREASE OUR REVENUES AND MARGINS.

        The market for our products depends on economic conditions affecting the broader information technology and related markets. Downturns in these markets may cause our customers to delay or cancel information technology projects, reduce their information technology budgets or reduce or cancel orders for our products. In this environment, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing us to realize lower revenues and margins. A prolonged economic downturn would also increase our exposure to credit risk on trade receivables. In particular, capital spending in the information technology sector generally has decreased in the past 12 months, and many of our customers and potential customers have experienced declines in their revenues and operations. If capital spending in our markets continues to decline or does not increase, it may be necessary for us to gain significant market share from our competitors in order to achieve our financial goals and achieve profitability.

UNDETECTED SOFTWARE OR HARDWARE ERRORS COULD INCREASE OUR COSTS AND REDUCE OUR REVENUE.

        We may not be able to adequately control and eliminate manufacturing flaws. If flaws in design, production, assembly or testing were to occur in our products or those of our vendors, we could experience a rate of failure in our products that would result in substantial repair or replacement costs and potential damage to our reputation. Continued improvement in manufacturing capabilities and control of material and manufacturing quality and costs are critical factors in our future growth. We cannot assure you that our efforts to monitor, develop and implement appropriate test and manufacturing processes for our products will be sufficient to permit us to avoid a rate of failure in our products that results in substantial shipment delays, significant repair or replacement costs and damage to our reputation. In addition, our products are combined with products from other vendors. As a result, when problems occur, it is difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems.

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

IF OUR SECURITIES ARE DELISTED FROM NASDAQ, THE TRADING MARKET AND PRICES OF OUR SECURITIES WOULD BE HARMED.

        The trading of our common stock on the NASDAQ Small Cap Market System is conditioned upon our meeting shareholders' equity, net income, market capitalization and stock price tests. If we fail any of these tests, our common stock may be delisted from trading on the NASDAQ Small Cap Market System, it would be much more difficult to purchase or sell our stock or obtain accurate quotations as to our stock price. In addition, low-priced stocks are subject to additional risks including additional state regulatory requirements and the potential loss of effective trading markets.

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS.

        In early 2001, California experienced an energy crisis that disrupted the operations of many companies in California. In the event of an acute power shortage, that is, when power reserves for the state of California fall below certain critical levels, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages our customers or we may suffer as a result of any interruption in our power supply. If California were to experience a similar energy crisis in the future, and if blackouts interrupt our power supply, we would be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operations at our facilities could result in lost revenue, increased costs, damage our reputation, and harm our ability to retain existing customers and to obtain new customers, any of which could substantially harm our business and results of operations.


ITEM 2.  PROPERTIES.

        Our executive offices and engineering/manufacturing operations are located in approximately 17,000 square feet of space in Milpitas, California. We lease the facility pursuant to a lease that will expire on October 31, 2005. We believe that the lease can be renewed at satisfactory terms and that this facility will be sufficient to support operations for the foreseeable future. We believe that, if necessary, additional space will be available in the area for our operations. In addition, we lease approximately 15,000 square feet in Bingen, Germany, which is occupied by our German subsidiary. The lease expires on December 31, 2002, but we believe that the lease can be renewed at satisfactory terms and that the facility will be sufficient to support operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

        We are not party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Our common stock is traded on the NASDAQ Small Cap Market under the symbol DCSR. The high and low sales prices set forth below are as reported by the NASDAQ Small Cap Market System.

                                                    2001                     2000
                                            -------------------       ------------------
                                             HIGH          LOW         HIGH         LOW
                                            ------       ------       ------      ------
First quarter ended March 31...........     $3.375       $2.125       $9.750      $1.500
Second quarter ended June 30...........      2.420        1.760        5.875       2.063
Third quarter ended September 30.......      2.290        1.300        4.500       1.750
Fourth quarter ended December 31.......      1.680        0.980        3.500       2.125

        The closing price of our common stock on March 15, 2002, as reported by the NASDAQ Small Cap Market System was $1.81. As of March 15, 2002, according to the records of our transfer agent, we had approximately 44 shareholders of record. Because many of our shares are held by brokers and other institutions on behalf of stockholders, the number of record holders is not necessarily indicative of the total number of stockholders. As of August 6, 2001 (the record date for our 2001 annual meeting), we had over 1,000 shareholders, and we believe that we presently have over 1,000 shareholders. We have never paid cash dividends and have no present plans to pay dividends. Please see "Liquidity and Capital Resources" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 of the Notes to Financial Statements regarding dividend requirements on the Convertible Preferred Stock.

RECENT SALES OF UNREGISTERED SECURITIES

        See "Item 13. Certain Relationships and Related Transactions" for a description of equity securities we sold during the last fiscal year that were not registered under the Securities Act. The sales of preferred stock during the last fiscal year were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transaction.

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

Consolidated  Statement of Operations data(1)

                                                           YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------
                                            2001        2000        1999        1998        1997
                                          --------    --------    --------    --------    --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales ................................$ 12,150    $  6,821    $  9,746    $  9,145    $  8,655
Loss from operations .....................  (5,193)     (3,825)     (1,934)     (2,110)     (2,372)

Net loss attributable to common
  shareholders before cumulative
  effect of accounting change ............$ (6,922)   $ (5,578)   $ (2,593)   $ (2,667)   $ (2,815)

Net loss attributable to common
  shareholders ...........................  (6,922)     (6,264)     (2,593)     (2,667)     (2,815)

Basic and diluted net loss attributable
  to common shareholders per share .......$  (1.62)   $  (1.65)   $  (0.70)   $  (0.76)   $  (0.85)

Weighted average common shares for
  basic and  diluted net loss per
  share calculation ......................   4,269       3,803       3,700       3,515       3,308
                                          ========    ========    ========    ========    ========

Consolidated Balance Sheet data(1)

                                                              AT DECEMBER 31,
                                          --------------------------------------------------------
                                            2001        2000        1999        1998        1997
                                          --------    --------    --------    --------    --------
Working capital ..........................$   (364)   $  1,664    $  1,600    $  1,611    $    689
Total assets .............................  13,491       3,885       4,848       4,970       4,144
Long-term obligation .....................   2,692          --          --          --          --
Shareholders' equity .....................   3,987       2,096       2,069       2,041       1,071

        (1) We acquired NSM Storage GmbH on July 29, 2001 in a transaction accounted for as a purchase. The Consolidated Statement of Operations and Consolidated Balance Sheet data includes the operations of NSM Storage GmbH subsequent to July 29, 2001.

SUPPLEMENTARY QUARTERLY FINANCIAL DATA


                                                                  FISCAL 2001 QUARTER ENDED
                                                        ----------------------------------------------
                                                        MAR. 31      JUNE 30      SEP. 30      DEC. 31
                                                        -------      -------      -------      -------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales ............................................  $ 1,562      $ 2,513      $ 3,739      $ 4,336
Gross profit .........................................      158          426          921        1,029
Income (loss) from operations ........................   (1,244)      (1,131)      (1,030)      (1,788)
Net income (loss) ....................................   (1,267)      (1,161)      (1,106)      (1,764)
Net  income (loss) available to common shareholders ..   (1,733)      (1,509)      (1,713)      (1,967)
Basic and diluted earnings (loss) per share ..........    (0.45)       (0.39)       (0.38)       (0.41)
Weighted average common shares, basic and diluted ....    3,844        3,846        4,548        4,814


                                                                  FISCAL 2000 QUARTER ENDED
                                                        ----------------------------------------------
                                                        MAR. 31      JUNE 30      SEP. 30      DEC. 31
                                                        -------      -------      -------      -------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales ............................................  $ 1,615      $ 1,457      $ 1,838      $ 1,911
Gross profit .........................................      241          133          388          284
Income (loss) from operations ........................     (804)      (1,095)        (868)      (1,058)
Net income (loss) ....................................     (831)      (1,123)        (895)      (1,089)
Net income (loss) available to common shareholders ...   (1,495)      (1,463)      (1,192)      (2,114)
Basic and diluted earnings (loss) per share ..........    (0.40)       (0.38)       (0.31)       (0.56)
Weighted average common shares, basic and diluted ....    3,772        3,808        3,816        3,803

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This section and other parts of this Annual Report on Form 10-K contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements are subject to the safe harbors created by those provisions. These forward-looking statements include but are not limited to statements regarding our estimates, plans and beliefs that (i) costs of sales per product unit will decrease; (ii) research and development expenses will increase; (iii) sales and marketing expenses will increase; (iv) general and administrative expenses will increase;
(v) our committed future investment, together with cash generated from operations, will be sufficient to meet our operating requirements through April 16, 2003; (vi) our selling efforts to large system integrators and OEMs will increase; and (vii) we will expand our current network of resellers. For this purpose, any statements contained in this Annual Report on Form 10-K except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate" or "continue", or the negative or other variations those terms, or comparable terminology are intended to identify forward-looking statements.

        The forward-looking statements included in this Annual Report on Form 10-K are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, regarding our business, which involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, our business and operations are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements (see "Risk Factors that May Affect Future Operating Results" in Item 1. In light of the significant uncertainties inherent in the forward-looking information included in this Annual Report on Form 10-K, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that expectations will be realized.

        The following commentary should be read in conjunction with the consolidated financial statements and related footnotes that appear beginning on page 34.

OVERVIEW

        We develop and market a family of computer nearline storage systems that use 5.25 inch rewritable, magneto optical disks, DVD and CD-ROM disks.

        In July 2001, we acquired NSM Storage GmbH for 965,210 shares of common stock and $10,000 in cash. We also agreed to severance payments of $75,000 to each of the two Managing Directors and principal shareholders of NSM and had acquisition related costs of approximately $558,000. The acquisition was accounted for under the purchase method of accounting, and as a result our historical results of operations do not include the results of operations of NSM prior to July 29, 2001.

        As a result of the acquisition of NSM, at December 31, 2001, we have goodwill and intangible assets of $6,241,000, net of associated amortization of $317,000 and a write-off of acquired in-process research and development of $242,000. Goodwill that has an indefinite life is not being amortized. Intangible assets are being amortized on a straight-line basis over their estimated useful lives of a four to six year period. Such intangible assets are evaluated for impairment when events or circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. At December 31, 2001, we do not consider goodwill and intangible assets to be impaired.

        The purchase price was allocated as set forth in Note 4 of the Notes to Consolidated Financial Statements. The "Income Approach," which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary method used in valuing the identified intangibles acquired. Expected cash flows were discounted at the Company's weighted average cost of capital adjusted upward to reflect additional inherent risks. Because the in-process research and development had not reached the stage of technological feasibility at the acquisition date and had no alternative future use, the amount allocated of $ 242,000 was immediately charged to operations. The amounts allocated to core technology, developed technology, trade name and patents are being amortized over an estimated useful life of four to six years.

        The excess amount of the purchase price over the fair market value of the identified nets assets acquired was accounted for as goodwill. Goodwill with an indefinite useful live is not amortized but will be tested for impairment annually.

        Because of the significance of the acquisition of NSM, we do not believe the analysis of our historical financial conditions and results of operations set forth below are indicative, nor should they be relied upon as an indicator, of our future performance.

RESULTS OF OPERATIONS

        Net Sales. We had net sales of $12,150,000 in 2001, $6,821,000 in 2000 and $9,746,000 in 1999. Approximately 45% of the increase in 2001 was due to our acquisition of NSM. In addition, we had higher unit sales and a higher sales price per unit which resulted in sales of units with a larger number of media slots. These increases resulted from increases in media sales and service revenue. The decrease in net sales in 2000 as compared to 1999 was due in part to one of our major customers changing their focus from selling integrated storage solutions, which included the DISC product line as a major component, to software-only sales. In addition, although unit sales in 2000 remained relatively flat as compared to 1999, our average selling price decreased due to a shift in the product mix towards our lower priced units. Also, the units sold in 2000 generally had fewer media slots, and our revenue from the sale of media decreased. The general sales cycles for distribution of our products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for Value Added Resellers (VAR) and small System Integrators and from one to two years for Original Equipment Manufacturers (OEM), Product Integrators and large System Integrators. Because our products are part of large systems, the sales cycles of our products vary significantly and are difficult to predict for any particular transaction. The long and often unpredictable sales cycles of our products complicate forecasting for operational planning and may cause net sales and operating results to vary significantly.

        Cost of Sales. Cost of sales, as a percentage of sales, was approximately 79% in 2001, 85% in 2000 and 75% in 1999. The decrease in cost of sales as a percentage of sales in 2001, is primarily due to the increase in revenue as manufacturing costs are relatively fixed. Our relatively low gross margins reflect our low sales volumes, which have resulted in unabsorbed manufacturing costs and high costs of materials due to the inability to achieve purchasing economies of scale due to low sales volume. If we are able to increase sales, then we expect costs of sales per unit of product will decrease because fixed manufacturing costs will be distributed over the larger sales volume, and material costs will decrease as the result of volume purchases. However, even with product sale increases cost of sales per unit of product may not decrease significantly or at all because the magnitude of the sales increase was not sufficient or because manufacturing, materials or other costs may increase independently.

        Research and Development Expenses. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $2,001,000 in 2001, $1,158,000 in 2000 and $1,111,000 in 1999. The
increase in expenses in 2001 as compared to 2000 is primarily due to an increase in headcount due to our acquisition of NSM. We believe that research and development expenses will increase in 2002 due to a full year's cost of personnel added as a result of our acquisition in July 2001.

        Marketing and Sales Expenses. Marketing and sales expenses consist primarily of salaries and related costs for sales and marketing personnel, sales commissions, trade shows and other marketing activities. Marketing and sales expenses were $3,745,000 in 2001, $2,665,000 in 2000 and $2,169,000 in 1999. The
increase in 2001 was primarily due to the full year's expense of headcount hired throughout fiscal 2000 and the increase in headcount as a result of the acquisition of NSM. Expenses increased in 2000 as compared to 1999 primarily due to an increase in head count. We believe that in 2002 marketing and sales expenses will increase due to the cost of personnel added as a result of our acquisition in July 2001.

        General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs and legal and accounting services. General and administrative expenses were $1,422,000 in 2001, $1,048,000 in 2000 and $1,085,000 in 1999. The increase in 2001 was primarily due to an increase in headcount as a result of the acquisition of NSM and an increase in professional fees. We believe that general and administrative expenses will increase moderately during 2002 due to the increase in headcount as a result of our acquisition in July 2001.

        Amortization. Amortization consists of the amortization of acquired intangible assets. In 2001, the acquisition of NSM generated approximately $3,375,000 in identified intangibles, which is currently being amortized over periods ranging from four to six years (see Note 4 of the Notes to Consolidated Financial Statements). Amortization was $317,000 in 2001. We expect amortization expense to be approximately $760,000 in 2002. Amortization could be affected by other acquisitions or impairment of existing identified intangible assets in future periods.

        Charge for In Process Research and Development. The charge for $242,000 in 2001 is for acquired in process research and development resulting from the acquisition of NSM Storage GmbH. This amount was expensed because the underlying projects had not reached technological feasibility and there was no alternative future use.

        Interest expense. Interest expense was $198,000, $113,000 and $125,000 in 2001, 2000 and 1999, respectively. The increase in 2001 is primarily due to the interest on the debt assumed from our acquisition of NSM.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities was $3,830,000 in 2001, compared to $3,565,000 used in 2000. Net cash used by operating activities in 2001 and 2000 primarily reflects a loss of $5,298,000 and $3,938,000 respectively, partially offset by depreciation and amortization of $971,000 in 2001 and $270,000 in 2000.

        Net cash used in investing activities was $889,000 during 2001, compared to $233,000 in 2000. Net cash used in 2001 consisted primarily of purchases of hardware, office furniture and leasehold improvements and the direct costs of the acquisition of NSM Storage GmbH. Net cash in 2000 consisted primarily of purchases of hardware.

        Net cash provided by financing activities was $5,481,000 in 2001, compared to $2,800,000, provided in 2000. Net cash provided in 2001 consisted primarily of $5,150,000 of net proceeds from the issuance of preferred stock. Net cash provided in 2000 consisted primarily of $3,870,000 of net proceeds from the issuance of preferred stock offset by the repayment of $1,165,000 of debt.

        We have a factoring agreement that allows us to borrow the lesser of $1,500,000 or 85% of eligible receivables. At December 31, 2001, we were not in compliance with the tangible net assets covenant of the agreement. We have requested a waiver of the non-compliance and although a waiver has not been received, borrowings have continued under the agreement. In addition, at December 31, 2001, DISC GmbH has revolving lines of credit totaling $487,000 and terms loans totaling $1,783,000 with maturities as detailed in the table below.

         At December 31, 2001, we had a cash balance of approximately $879,000. In addition, we have a written commitment from our largest investor, MK GVD Fund, to provide the necessary resources to support the company's operations through April 16, 2003. We believe this committed future investment, together with cash generated from operations, will be sufficient to meet our operating requirements through April 16, 2003. However, we anticipate that we will continue to incur net losses for the foreseeable future. The ability to sustain our operations for a significant period after April 16, 2003 will depend on our ability to significantly increase sales or raise significant additional equity or debt financing on terms acceptable to us. There is no assurance that any of these conditions will be achieved. In particular, we expect to require increasing amounts of cash to finance our efforts to increase sales, which we plan to achieve by increasing selling efforts to large system integraters and OEMs, by hiring additional sales and sales support staff and by making evaluation units available. In addition, we intend to expand our current network of resellers. We may require cash to finance purchases of inventory to satisfy anticipated increased sales as our products achieve market acceptance. In addition, we expect that the continued integration of our acquisition of NSM and the support of its operations will require cash as well. If we incur greater expenditures than we anticipate in these or other matters, and we cannot raise funds at acceptable terms or at all, we may not be able to develop or enhance our products, take advantage of other opportunities or respond to competitive pressures or unanticipated requirements.

        In 1998, NSM Storage, Inc., a U.S. subsidiary of DISC GmbH, entered into a seven-year non-cancellable operating lease agreement, expiring in August 2005, for its facilities in Atlanta, Georgia. During February 2000, NSM Storage, Inc. relocated from Atlanta to New York and entered into a noncancelable sublease to rent its Atlanta facility, which also expires in August 2005.

        We have operating lease commitments from our facilities in Milpitas, California, Bingen, Germany and various sales offices as described in the table below. In addition, although we have not committed to make any material capital expenditures as of December 31, 2001, our budget for capital equipment expenditures for 2002 is approximately $680,000. The majority of these purchases are expected to be in the areas of process and molding tooling to reduce cost and improve producibility of our products We also have principal and interest payments due related to the debt assumed in our acquisition of NSM Storage GmbH as described in the table below.

        Future payments due under debt and lease obligations as of December 31, are as follows:

                                                                          NON-CANCELABLE
                                                          LINES OF          OPERATING
                                      TERM LOANS           CREDIT             LEASE              TOTAL
                                      -----------      ---------------    --------------       ----------
               2002                    $  361,000        $1,402,000        $  745,000          $2,508,000
               2003                       365,000                --           617,000             982,000
               2004                       369,000                --           636,000           1,005,000
               2005                       318,000                --           520,000             838,000
               2006 and thereafter        370,000                --                --             370,000
                                       ----------        ----------        ----------          ----------
                                       $1,783,000        $1,402,000        $2,518,000          $5,703,000
                                       ==========        ==========        ==========          ==========

        The terms of the Series C Preferred Stock and outstanding warrants may limit the availability of financing for us, particularly equity financing, because of the superior preferences of the Series C Preferred Stock and the potential dilutive effect of the outstanding warrants. Holders of Series C Preferred Stock are entitled to receive cumulative dividends in the amount of approximately $112,000 per year when and if declared. We have never paid cash dividends and have no present plans to pay dividends.

CRITICAL ACCOUNTING POLICIES

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in understanding our financial results include the following:

        Revenue Recognition

        We recognize revenue upon the shipment of our products to the customer provided that we have received a signed purchase order, the price is fixed and collection of the resulting receivable is probable. Subsequent to the sale of the products, we have no obligation to provide any modification or customization upgrades, enhancements or any post contract customer support. Provisions for returns, allowances and warranty are recorded at the time revenue is recognized based on the Company's historical experience. Service revenue is recognized ratably over the length of the service contract.

        Accounts Receivable

        We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the financial position of one of these customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results.

        Inventories

        We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the estimated net realizable value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast and demand requirements for the next twelve months. Our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory were determined to be overvalued, we would be required to recognize such costs in our cost of sales at the time of such determination. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory.

        Warranty

        Our warranty reserve is established based on our best estimate, based on historical experience, of the amounts necessary to repair or replace our product during the warrant period, which is generally one year. While we believe that our warranty reserve is adequate and the judgment applied is appropriate, such amounts estimated to repair of replace our product could differ materially from what will actually transpire in the future.

        Acquired Intangibles

        Our acquisition of NSM Storage GmbH resulted in the recognition of goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

        Determining functional currencies for the purpose of consolidation.

        In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiary from the currency in which they keep their accounting records, the German Mark for fiscal 2001 and the Euro for periods subsequent to December 31, 2001, into United States dollars. This process results in exchange gains or losses which, under the relevant accounting guidance are either included within the statement of operations or as a separate part of our shareholder's equity under the caption "accumulated other comprehensive loss".

        Under the relevant accounting guidance the treatment of these translation gains or losses is dependent upon management's determination of the functional currency of our subsidiary. The functional currency is based on management judgment and involves consideration of all economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts the majority of its transactions would be considered the functional currency.

        If the subsidiary's functional currency is deemed to be the local currency, then any gain or loss associated with the translation of the subsidiary's financial statements is included in accumulated other comprehensive income or loss on the balance sheet.

        Based on our assessment of the factors discussed above, we determined that the subsidiary's local currency to be the functional currency. Accordingly, we had accumulated other comprehensive loss of $36,000 which is included within our balance sheet at December 31, 2001. To the extent that NSM Storage GmbH has assets or liabilities denominated in currencies other than the Euro, its functional currency, foreign exchange gains and losses are recognized in the income statement.

        The magnitude of these gains or losses is dependent upon movements in the exchange rate of the Euro against the United States dollar. Any future translation gains or losses could be significantly higher than those noted in 2001.

        Income Taxes

        As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $14.5 million as of December 31, 2001, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

        Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires applicable business combinations to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. We do not expect that the adoption of SFAS 141 will have a significant effect on our financial position or results of operations.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We do not expect the adoption of SFAS 142 will have a significant effect on our financial position and results of operations.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect that the adoption of SFAS 143 will have a significant effect on our financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. The provisions of SFAS No. 144 are required to be adopted during our fiscal year beginning January 1, 2002. We do not expect that the adoption of SFAS 144 will have a significant effect on our financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are not exposed to significant market risk related to fluctuations in interest rates related to interest income because we are not expected to have a significant investment portfolio in fiscal 2001. In addition, we do not use derivative financial instruments of any kind.

        We are exposed to short-term fluctuations in interest rates as our borrowings on our lines of credit have variable interest rates. A sharp increase in interest rates would have an adverse impact on interest expense.

        International sales are made mostly from our German subsidiary and have typically been denominated in German Marks and beginning January 1, 2002, are typically denominated in Euro. Our German subsidiary also incurs most of its expenses in the local currency. Accordingly, our foreign subsidiary uses their local currency as their functional currency.

        Our international business is subject to risks typical of an international business including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected performance.

        We plan to assess the need to enter into foreign currency exchange forward contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities, primarily denominated Euro. We also plan to assess the need to periodically hedge anticipated transactions.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14(a)(1) for a listing of financial statements provided in the section titled "Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        J. Richard Ellis, 56, is our Chairman of the Board. Mr. Ellis joined us as President and Chief Operating Officer in July 1994. From January 1995 through March 2002, Mr. Ellis was our Chief Executive Officer. Mr. Ellis was appointed to our Board of Directors on July 13, 1994 and became Chairman of the Board of Directors in August 1996.

        Frank T. Connors, 68, has been our Secretary since May 1990, a member of our Board of Directors since June 1988 and was Chairman of the Board of Directors from June 1988 to August 1996 and our Chief Executive Officer from May 1990 to December 1994. Mr. Connors is Chairman of the Board of Directors of STM Wireless, Inc., a publicly held manufacturer of satellite communication networks.

        Michael D. Kaufman, 61, became a member of our Board of Directors in December 1988. Since October 1987, he has been the Managing General Partner of MK Global Ventures, MK Global Ventures II and MK GVD Fund, in Palo Alto, California, all of which are venture capital firms specializing in early-stage and start-up financing of high technology companies. Mr. Kaufman also serves on the Boards of Directors of Davox Corp., a telecommunications company, Syntellect Inc., a telecommunications company, Asante Technologies Inc., a networking company, and Human Pheromones Sciences, Inc., a company that develops and markets consumer products containing human pheromones.

        F. Rigdon Currie, 71, became member of our Board of Directors in December 1988. Since February 1988, he has been Special Limited Partner of MK Global Ventures II and MK GVD Fund. Mr. Currie serves on the Board of Directors of Synbiotics Corporation, a manufacturer of animal health test kits and instruments and several private companies.

        Arch J. Mcgill, 69, became member of our Board of Directors in August 1993. Since October 1985, he has been President of Chardonnay, Inc., a venture capital investment and executive business advisory services company. Mr. McGill serves on the Board of Directors of CIBER, Inc., a provider of system integration services.

        Michael A. McManus, Jr., 58, became a member of our Board of Directors in August 1993. He is presently the President and Chief Executive Officer of Misonix Inc., a medical device company. From November 1991 to March 1998, he was President and Chief Executive Officer of New York Bancorp, Inc., the holding company for Home Federal Savings Bank. Mr. McManus also serves on the Boards of Directors of National Wireless Holdings Inc., a communications company, Novavax, Inc., a biopharmaceutical company, and the United States Olympic Committee.

        Robert W. Riland III, 39, became our President and Chief Executive Officer in March 2002. Mr. Riland joined us in March 2000 as Vice President of Marketing and was promoted to Vice President of Sales and Marketing in July 2000. From July 1997 to February 2000, Mr. Riland served as Vice President of Sales at Maxoptix Corporation, a manufacturer of high capacity magneto-optical drives and library systems, and from August 1989 to June 1997, served as Director of Sales and Marketing for U-tron Technologies, Inc., a manufacturer of personal computers, workstations and servers.

        Henry Madrid, 45, is our Vice President, Finance and Chief Financial Officer. Mr. Madrid, a certified public accountant, joined us as Vice President of Finance and Chief Financial Officer in January 1990.

        Brian Irvine, 56, is our Vice President, Engineering. Mr. Irvine joined us in April 1990, and has held various engineering positions in our company, including Director of Engineering, before being promoted to Vice President of Engineering in December 1997.

        Robert Cellucci, 59, joined us in February 1998 as our Vice President, Operations. From September 1997 to January 1998 he served as Manufacturing and Materials consultant for Cyberdent, a dental equipment start-up and from 1994 to August 1997, Mr. Cellucci served as the Vice President of Operations at Ion Systems, a manufacturer of static control equipment and systems.

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

        Based solely upon a review of the copies of such forms furnished to us, the absence of a Form 3 or Form 5 or written representations that no Forms 5 were required, we believe that, during fiscal year 2001, our officers, directors and greater than ten percent beneficial owners complied with all applicable
Section 16(a) filing requirements, except for the Form 4's required to be filed by each of Frank T. Connors, Arch J. McGill and Michael McManus Jr. for their annual non-employee Director grant of 5,000 shares.


ITEM 11.  EXECUTIVE COMPENSATION.

        Summary Compensation Table. The following Summary Compensation Table shows compensation paid by us for services rendered during fiscal years 2001, 2000 and 1999 to the person who was our Chief Executive Officer and the other executive officers who received salary and bonus compensation which exceeded $100,000 in fiscal year 2001.

                                                                                   LONG-TERM
                                                             ANNUAL COMPENSATION  COMPENSATION
                                                             -------------------  ------------
                                                                                   SECURITIES
                                                                                   UNDERLYING      ALL OTHER
        NAME AND PRINCIPAL POSITION                          YEAR   SALARY($)(1)   OPTIONS(2)    COMPENSATION
--------------------------------------------------------     ----   ------------   ----------    ------------
Robert W. Riland III (4) ...............................     2001     196,000            --        1,000(3)
  President and Chief Executive Officer                      2000     143,000       240,000        1,000(3)
                                                             1999          --            --           --

J. Richard Ellis (5) ...................................     2001     175,000            --        1,000(3)
  Former President and Chief Executive Officer               2000     173,000       200,000        1,000(3)
                                                             1999     165,000            --        1,000(3)

Henry Madrid ...........................................     2001     137,000            --        1,000(3)
  Vice President, Finance and Chief Financial Officer        2000     126,000       100,000        1,000(3)
                                                             1999     116,000            --        1,000(3)

Brian Irvine ...........................................     2001     130,000            --        1,000(3)
  Vice President, Engineering                                2000     120,000        35,000        1,000(3)
                                                             1999     114,000            --        1,000(3)

Robert Cellucci ........................................     2001     132,000            --        1,000(3)
  Vice President, Operations                                 2000     122,000        35,000        1,000(3)
                                                             1999     109,000            --        1,000(3)

(1)  No bonuses were paid during 2001, 2000 and 1999.

(2) Options are awarded pursuant to our Stock Plan, which is administered by the Board of Directors. The Board of Directors determines the eligibility of employees and consultants, the number of shares to be granted and the terms of such grants.

(3)  The amounts shown represent life insurance premiums paid by us.

(4) Mr. Riland joined us in March 2000, and became President and Chief Executive Officer in March 2002. Prior to March 2002, Mr. Riland served as Vice President, Sales and Marketing.

(5)  Mr. Ellis resigned as President and Chief Executive Officer in March 2002.

        Option Grants in the Last Fiscal Year. No options were granted to any named executive officer during fiscal 2001.

        Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values. The following table provides information on the value of options exercised in fiscal 2001 and the value of unexercised in-the-money options held by the named executive officers as December 31, 2001.

                                                       NUMBER OF SECURITIES
                                                            UNDERLYING             VALUE OF UNEXERCISED
                              SHARES                   UNEXERCISED OPTIONS         IN-THE-MONEY OPTIONS
                             ACQUIRED                  AT DECEMBER 31, 2001       AT DECEMBER 31, 2001(1)
                                ON        VALUE     --------------------------  --------------------------
           NAME              EXERCISE    REALIZED   EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
------------------------     --------    --------   -----------  -------------  -----------  -------------
Robert W. Riland III....        --          --         65,000       175,000       $    --       $   --
J. Richard Ellis........        --          --        255,729       169,271       $84,000       $9,000
Henry Madrid............        --          --         71,875        78,125       $18,000       $2,000
Brian Irvine............        --          --         67,708        32,292       $27,000       $3,000
Robert Cellucci.........        --          --         54,271        30,729       $18,000       $2,000

(1) Market value of underlying securities at year-end minus the exercise price of "in-the-money" options. The closing sale price for our common stock as of December 31, 2001 on the NASDAQ Small Cap Market System was $1.170.

COMPENSATION OF DIRECTORS

        Pursuant to our 1995 Stock Option Plan for Non-Employee Directors, each non-employee director receives an initial grant of options to purchase 25,000 shares of our common stock upon commencement of service as a director. In addition to such initial grant of 25,000 options, each non-employee director is granted an option to purchase 5,000 shares of our Common Stock during each year of service as a director commencing with fiscal year 1995.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Frank T. Connors, Michael A. McManus, Jr. and F. Rigdon Currie comprised the Board's Compensation Committee during fiscal 2001. Mr. Connors has been our Secretary since May 1990 and was our Chief Executive Officer from May 1990 to December 1994. Neither Mr. McManus nor Mr. Currie has been an officer or employee of our company. Please see "Item 13. Certain Relationships and Related Transactions" for a discussion of certain relationships and transactions between Mr. Currie and DISC. During fiscal year 2001, none of our executive officers (i) served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on our Compensation Committee, (ii) served as a director of another entity, one of whose executive officers served on our Compensation Committee, or (iii) served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a member of our Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 28, 2002, as to (a) all directors, (b) the named executive officers identified in the Summary Compensation Table located in Item 11, (c) all directors and executive officers as a group, and (d) each person known to us to be the beneficial owner of more than 5% of any class of our voting securities.

        Each share of our Series C, Series D, Series E and Series I through Series O Preferred Stock is convertible into one share of common stock and is entitled to one vote per share. Each share of our Series F Preferred Stock is convertible into two shares of common stock and is entitled to two votes per share. Each share of Series G, Series H and Series P through Series FF Preferred Stock is convertible into ten shares of common stock and is entitled to ten votes per share. Because our outstanding Preferred Stock votes together with and has the same rights to cumulative voting as the common stock, the number of shares held by each beneficial owner includes all shares of common stock and Preferred Stock on an as-if-converted basis, and "Percentage of Class" represents the total of our common and Preferred Stock, on an as-if-converted basis, issued and outstanding as of February 28, 2002. Except as otherwise indicated, we believe, based on information furnished by these owners, that the beneficial owners of the common stock and Preferred Stock have sole investment and voting power with respect to such shares, subject to applicable community property laws.

                                                          AMOUNT AND NATURE OF
          NAME AND ADDRESS OF BENEFICIAL OWNER            BENEFICIAL OWNERSHIP    PERCENT OF CLASS
------------------------------------------------------    --------------------    ----------------
MK Global Ventures +..................................          769,558(1)               3.2%
MK Global Ventures II +...............................          769,250(2)               3.1%

                                                          AMOUNT AND NATURE OF
          NAME AND ADDRESS OF BENEFICIAL OWNER            BENEFICIAL OWNERSHIP    PERCENT OF CLASS
------------------------------------------------------    --------------------    ----------------
MK GVD Fund +.........................................       19,347,740(3)              80.6%
Michael D. Kaufman +..................................       20,926,636(4)(7)           86.9%
J. Richard Ellis ++...................................          301,146(5)               1.2%
Frank T. Connors ++...................................          141,516(6)               *
F. Rigdon Currie ++...................................           60,000(7)               *
Arch J. McGill ++.....................................           60,000(7)               *
Michael A. McManus, Jr. ++............................           72,500(7)               *
Brian Irvine ++.......................................           71,688(8)               *
Robert Cellucci ++....................................           61,354(9)               *
Henry Madrid ++.......................................          115,036(10)              *
Robert W. Riland III ++...............................          135,000(11)              *
Directors and Executive Officers as a group
  (twelve (12) persons)...............................       21,955,813(12)             88.0%

----------

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

(2) MK Global Ventures II beneficially owns 310,462 shares of Common Stock, 361,831 shares of Series C Preferred Stock and 77,566 shares of Series I Preferred Stock. See the first paragraph of this Item 12 for a description of the conversion and voting rights with respect to the Series C and Series I Preferred Stock. Beneficial ownership also includes warrants for 19,391 shares of Common Stock exercisable on February 28, 2002 or within 60 days thereafter.

(3) MK GVD Fund beneficially owns 595,049 shares of Common Stock; 333,333 shares of the Series D Preferred Stock; 375,000 shares of the Series E Preferred Stock; 250,000 shares of the Series F Preferred Stock; 97,500 shares of the Series G Preferred Stock; 26,109 shares of the Series H Preferred Stock; 89,499 shares of the Series I Preferred Stock; 244,966 shares of the Series J Preferred Stock; 235,110 shares of the Series K Preferred Stock; 199,275 shares of the Series L Preferred Stock; 179,372 shares of the Series M Preferred Stock; 666,667 shares of the Series N Preferred Stock; 1,320,755 shares of the Series O Preferred Stock; 36,585 shares of the Series P Preferred Stock; 112,097 shares of the Series Q Preferred Stock; 86,207 shares of the Series R Preferred Stock; 96,875 shares of the Series S Preferred Stock; 16,089 shares of the Series T Preferred Stock; 38,961 shares of the Series U Preferred Stock; 66,038 shares of the Series V Preferred Stock; 30,201 shares of the Series W Preferred Stock; 32,800 of the Series X Preferred Stock; 57,592 of the Series Y Preferred Stock; 39,906 of the Series Z Preferred Stock; 60,774 of the Series AA Preferred Stock; 71,038 of the Series BB Preferred Stock; 70,988 of the CC Preferred Stock; 60,000 of the Series DD Preferred Stock; 90,090 of the Series EE Preferred Stock; and 51,546 of the Series FF Preferred Stock. See the first paragraph of this Item 12 for a description of the conversion and voting rights with respect to the different series of Preferred Stock. Beneficial ownership also includes warrants for 3,194,755 shares of Common Stock exercisable on February 28, 2002 or within 60 days thereafter.

(4) Includes Common Stock, Preferred Stock and warrants beneficially owned by MK Global Ventures, MK Global Ventures II and MK GVD Fund, as separately described in notes (1), (2) and (3) above. Mr. Kaufman is the managing general partner of each of those funds.

(5) Includes 291,146 shares of Common Stock issuable upon exercise of stock options exercisable on February 28, 2002 or within 60 days thereafter.

(6) Includes 85,000 shares of Common Stock issuable upon exercise of stock options exercisable on February 28, 2002 or within 60 days thereafter.

(7) Includes 60,000 shares of Common Stock issuable upon exercise of stock options exercisable on February 28, 2002 or within 60 days thereafter.

 (8) Includes 67,708 shares of Common Stock issuable upon exercise of stock options exercisable on February 28, 2002 or within 60 days thereafter.

 (9) Includes 61,354 shares of Common Stock issuable upon exercise of stock options exercisable on February 28, 2002 or within 60 days thereafter.

(10) Includes 84,375 shares of Common Stock issuable upon exercise of stock options exercisable on February 28, 2002 or within 60 days thereafter.

(11) Includes 85,000 shares of Common Stock issuable upon exercise of stock options exercisable on February 28, 2002 or within 60 days thereafter.

(12) Includes 923,957 shares of Common Stock issuable upon exercise of stock options and warrants for 3,194,755 shares of Common Stock exercisable on February 28, 2002 or within 60 days thereafter.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        In March 2001, June 2001, September 2001 and December 2001, we sold and MK GVD Fund, the principal shareholder, purchased 71,038, 70,988, 90,090 and 51,546 shares, respectively, of convertible preferred stock, Series BB, CC, EE, and FF, respectively, and warrants under a formula set out in a March 1996 agreement for aggregate proceeds of $1,300,000, $1,150,000, $1,000,000 and $500,000, respectively. The warrants allow MK GVD Fund to purchase 177,595, 117,469, 225,225, and 128,866 shares of common stock for an exercise price of $2,29, $2.03, $1.39 and $1.21 per share respectively. Under the agreement, the number of shares of preferred stock was determined based on the average closing price of our Common Stock for the five trading days ended three days prior to the issuance date, but not to exceed $2.50 per share as converted into common stock. None of the above transactions were underwritten.

        The fair value of the warrants was determined using a Black Scholes option pricing model with the following assumptions: volatility of 147%; risk free interest rate of 4.55%; expected life of 5 years and no dividend yield. The fair value of the warrants is recorded in shareholders equity.

        In addition, in August 2001, we received $1,200,000 from MK GVD Fund in exchange for 60,000 shares of our Series DD preferred stock and warrants to purchase 150,000 shares of our common stock at an exercise price of $2.50 per share. The sales of the convertible debentures, preferred stock and warrants were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering.

        Our Board of Directors approved the above transactions. Michael D. Kaufman, a member of our Board of Directors, is the managing general partner of MK GVD Fund, MK Global Ventures and MK Global Ventures II. F. Rigdon Currie, a member of our Board of Directors, was, and continues to be, Special Limited Partner of MK GVD Fund and MK Global Ventures II. However, we believe that the terms and provisions of the above transactions were as fair to us as they could have been if made with unaffiliated third parties.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)     The following documents are filed as part of this Form 10-K:

        1. Financial Statements.

        Our financial statements as set forth under Item 8 of this Annual Report on Form 10-K are presented herein at the pages noted.

                                                                  PAGE NUMBERS
                                                                  ------------
          Report of Independent Accountants .........................  52

          Consolidated Balance Sheet at December 31, 2001 and
            December 31, 2000 .......................................  34

          Consolidated Statement of Operations For the Three Years
            Ended December 31, 2001 .................................  35

          Consolidated Statement of Shareholders' Equity For the
            Three Years Ended December 31, 2001 .....................  36

          Consolidated Statement of Cash Flows For the Three Years
            Ended December 31, 2001 .................................  38

          Notes to Financial Statements .............................  39

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

(b)     Reports on Form 8-K:

        We filed reports on Form 8-K and 8-K/A on October 15, 2001 and November 14, 2001, regarding the acquisition of NSM Storage GmbH.

        On March 12, 2002, we filed a report on Form 8-K announcing the appointment of Robert W. Riland, III to the position of President and CEO.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                   DISC, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                      DECEMBER 31,
                                                            ------------------------------
                                                                2001              2000
                                                            ------------      ------------
Assets:
Cash .....................................................  $    879,000      $    128,000
Accounts receivable, net .................................     2,318,000         1,784,000
Inventories ..............................................     2,941,000         1,465,000
Prepaid expenses and deposits ............................       310,000            76,000
                                                            ------------      ------------
      Total current assets ...............................     6,448,000         3,453,000
Property and equipment, net ..............................       771,000           432,000
Goodwill .................................................     3,182,000                --
Other intangible assets, net .............................     3,059,000                --
Other assets .............................................        31,000                --
                                                            ------------      ------------
                                                            $ 13,491,000      $  3,885,000
                                                            ============      ============

Liabilities and Shareholders' Equity:
Lines of credit ..........................................  $  1,402,000      $         --
Current portion of long term debt ........................       361,000                --
Accounts payable .........................................     3,022,000         1,159,000
Accrued expenses and other liabilities ...................     2,027,000           630,000
                                                            ------------      ------------
      Total current liabilities ..........................     6,812,000         1,789,000
Other liabilities, long-term .............................       119,000                --
Term loans, net of current portion .......................     1,422,000                --
Deferred tax liability, net ..............................     1,151,000                --
                                                            ------------      ------------
      Total liabilities ..................................     9,504,000         1,789,000
                                                            ------------      ------------
Commitments and contingencies (Note 12)

Shareholders' equity:
  Convertible Preferred Stock; no par value, 10,000,000
    shares authorized; 5,485,235 and 5,141,573 shares
    issued and outstanding ...............................    23,552,000        19,277,000

  Common Stock; no par value, 40,000,000 shares
    authorized; 4,817,617 and 3,841,053 shares issued
    and outstanding ......................................    16,725,000        13,775,000
  Accumulated deficit ....................................   (36,254,000)      (30,956,000)
  Accumulated other comprehensive loss ...................       (36,000)               --
                                                            ------------      ------------
      Total shareholders' equity .........................     3,987,000         2,096,000
                                                            ------------      ------------
                                                            $ 13,491,000      $  3,885,000
                                                            ============      ============


          See accompanying notes to consolidated financial statements.

                                   DISC, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------
                                                        2001              2000              1999
                                                    ------------      ------------      ------------
Net sales ......................................... $ 12,150,000      $  6,821,000      $  9,746,000
                                                    ------------      ------------      ------------
Costs and expenses:
  Cost of sales ...................................    9,616,000         5,775,000         7,315,000
  Research and development ........................    2,001,000         1,158,000         1,111,000
  Marketing and sales .............................    3,745,000         2,665,000         2,169,000
  General and administrative ......................    1,422,000         1,048,000         1,085,000
  Intangible amortization .........................      317,000                --                --
  Charge for in process research and
  development .....................................      242,000                --                --
                                                    ------------      ------------      ------------
      Total costs and expenses ....................   17,343,000        10,646,000        11,680,000
                                                    ------------      ------------      ------------
Loss from operations ..............................   (5,193,000)       (3,825,000)       (1,934,000)
Interest and other expense, net ...................     (198,000)         (113,000)         (125,000)
                                                    ------------      ------------      ------------
Net loss before income taxes ......................   (5,391,000)       (3,938,000)       (2,059,000)
Income tax benefit ................................       93,000                --                --
                                                    ------------      ------------      ------------
Net loss ..........................................   (5,298,000)       (3,938,000)       (2,059,000)
Deemed preferred stock dividend ...................   (1,624,000)       (1,640,000)         (534,000)
                                                    ------------      ------------      ------------
Net loss attributable to common shareholders
  before cumulative effect of change in
  accounting principle ............................   (6,922,000)       (5,578,000)       (2,593,000)
Cumulative effect of change in accounting
  principle .......................................           --          (686,000)               --
                                                    ------------      ------------      ------------
Net loss attributable to common
  shareholders .................................... $ (6,922,000)     $ (6,264,000)     $ (2,593,000)
                                                    ============      ============      ============
Basic and diluted net loss attributable to common
  shareholders per share before cumulative effect
  of change in accounting principle ............... $      (1.62)     $      (1.47)     $      (0.70)
Cumulative effect of change in accounting
  principle per share ............................. $         --      $      (0.18)     $         --
                                                    ------------      ------------      ------------
Basic and diluted net loss  attributable
  to common shareholders per share ................ $      (1.62)     $      (1.65)     $      (0.70)
                                                    ============      ============      ============
Weighted average common shares for basic
  and diluted net loss per share calculation ......    4,269,000         3,803,000         3,700,000


          See accompanying notes to consolidated financial statements.

                                   DISC, INC.
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS


                                       CONVERTIBLE                                                     ACCUMULATED
                                     PREFERRED STOCK                 COMMON STOCK                          OTHER
                                  -----------------------      -----------------------   ACCUMULATED   COMPREHENSIVE
                                    SHARES      AMOUNT           SHARES      AMOUNT        DEFICIT          LOSS          TOTAL
                                  ---------  ------------      ---------  ------------   ------------  -------------   ------------
Balance at December 31, 1998      4,799,212  $ 14,431,000      3,695,434  $ 12,569,000   $(24,959,000)  $         --   $  2,041,000
Exercise of Common
  Stock Options                          --            --         16,158        12,000             --             --         12,000
Issuance of Series T
  Convertible Preferred Stock
  and Warrants for Common
  Stock, net                         16,089       267,000             --        58,000             --             --        325,000
Issuance of Series U
  Convertible Preferred Stock
  and Warrants for Common
  Stock, net                         38,961       492,000             --       108,000             --             --        600,000
Issuance of Series V
  Convertible Preferred Stock
  and Warrants for Common
  Stock, net                         66,038       573,000             --       127,000             --             --        700,000
Issuance of Series W
  Convertible Preferred Stock
  and Warrants for Common
  Stock, net                         30,201       369,000             --        81,000             --             --        450,000
Net loss for the period                  --            --             --            --     (2,059,000)            --     (2,059,000)
Allocation of discount on
    Preferred Stock                      --      (534,000)            --            --        534,000             --             --
Deemed Preferred Stock
    dividend                             --       534,000             --            --       (534,000)            --             --
                                  ---------  ------------      ---------  ------------   ------------   ------------   ------------
Balance at December 31, 1999      4,950,501    16,132,000      3,711,592    12,955,000    (27,018,000)            --      2,069,000
Exercise of Common Stock
  Options                                --            --        129,461        95,000             --             --         95,000
Issuance of Series X
  Convertible Preferred Stock
  and Warrants for Common
  Stock, net                         32,800       664,000             --       156,000             --             --        820,000
Issuance of Series Y
  Convertible Preferred Stock
  and Warrants for Common
  Stock, net                         57,592       891,000             --       209,000             --             --      1,100,000
Issuance of Series Z
  Convertible Preferred Stock
  and Warrants for Common
  Stock, net                         39,906       688,000             --       162,000             --             --        850,000
Issuance of Series AA
  Convertible Preferred
  Stock and Warrants
  for Common Stock, net              60,774       902,000             --       198,000             --             --      1,100,000
Net loss for the period                  --            --             --            --     (3,938,000)            --     (3,938,000)
Allocation of discount on
    Preferred Stock                      --    (1,640,000)            --            --      1,640,000             --             --
Cumulative catch up
    adjustment                           --      (686,000)            --            --        686,000             --             --
Deemed Preferred Stock
    dividend                             --     2,326,000             --            --     (2,326,000)            --             --
                                  ---------  ------------      ---------  ------------   ------------   ------------   ------------
Balance at December 31, 2000      5,141,573    19,277,000      3,841,053    13,775,000    (30,956,000)            --      2,096,000
Exercise of Common Stock
  Options                                --            --         11,354         8,000             --             --          8,000
Issuance of Common Stock to
  acquire DISC GmbH                      --            --        965,210     2,067,000             --             --      2,067,000

                                       CONVERTIBLE                                                     ACCUMULATED
                                     PREFERRED STOCK                 COMMON STOCK                          OTHER
                                  -----------------------      -----------------------   ACCUMULATED   COMPREHENSIVE
                                    SHARES      AMOUNT           SHARES      AMOUNT        DEFICIT          LOSS          TOTAL
                                  ---------  ------------      ---------  ------------   ------------  -------------   ------------
Issuance of Series BB
  Convertible Preferred Stock
  and Warrants for Common
  Stock, net                         71,038     1,066,000             --       234,000             --             --      1,300,000
Issuance of Series CC
  Convertible Preferred Stock
  and Warrants for Common
  Stock, net                         70,988     1,000,000             --       150,000             --             --      1,150,000
Issuance of Series DD
  Convertible Preferred Stock
  and Warrants for Common
  Stock, net                         60,000       984,000             --       216,000             --             --      1,200,000
Issuance of Series EE
  Convertible Preferred Stock
  and Warrants for Common
  Stock, net                         90,090       820,000             --       180,000             --             --      1,000,000
Issuance of Series FF
  Convertible Preferred Stock
  and Warrants for Common
  Stock, net                         51,546       405,000             --        95,000             --             --        500,000
Net loss for the period                  --            --             --            --     (5,298,000)            --     (5,298,000)
Foreign currency translation
  adjustment                             --            --             --            --             --        (36,000)       (36,000)
                                                                                                                       ------------
Comprehensive loss                                                                                                        5,334,000
                                                                                                                       ============
Allocation of discount on
    Preferred Stock                      --    (1,624,000)            --            --      1,624,000             --             --
Deemed Preferred Stock
   dividend                              --     1,624,000             --            --     (1,624,000)            --             --
                                  ---------  ------------      ---------  ------------   ------------   ------------   ------------
Balance at December 31, 2001      5,485,235  $ 23,552,000      4,817,617  $ 16,725,000   $(36,254,000)  $    (36,000)  $  3,987,000
                                  =========  ============      =========  ============   ============   ============   ============


          See accompanying notes to consolidated financial statements.

                                   DISC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                      2001             2000             1999
                                                  -----------      -----------      -----------
Cash flows from operating activities:
  Net loss .....................................  $(5,298,000)     $(3,938,000)     $(2,059,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Depreciation and amortization expense ........      971,000          270,000          134,000
  Provision for allowance for doubtful
    accounts ...................................       26,000               --               --
  Provision for inventory reserve ..............      203,000               --               --

  Changes in assets and liabilities:
    Accounts receivable ........................      160,000         (107,000)         420,000
    Inventories ................................     (676,000)         (18,000)          65,000
    Prepaid expenses and deposits ..............     (133,000)          53,000          (26,000)
    Accounts payable ...........................      502,000          133,000          254,000
    Accrued expenses and other liabilities .....      415,000           42,000           63,000
                                                  -----------      -----------      -----------
    Net cash used in operating activities ......   (3,830,000)      (3,565,000)      (1,149,000)
                                                  -----------      -----------      -----------
Cash flows from investing activities:
  Purchase of property and equipment ...........     (429,000)        (233,000)        (173,000)
  Acquisition of DISC GmbH, net of
    cash acquired ..............................     (429,000)              --               --
  Purchase of other assets .....................      (31,000)              --               --
                                                  -----------      -----------      -----------
    Net cash used in investing activities ......     (889,000)        (233,000)        (173,000)
                                                  -----------      -----------      -----------
Cash flows from financing activities:
  Term loans, net ..............................     (259,000)              --               --
  Lines of credit, net .........................      582,000       (1,165,000)        (467,000)
  Proceeds from issuance of Common Stock .......        8,000           95,000           12,000
  Proceeds from issuance of Preferred Stock
    and Warrants for Common Stock ..............    5,150,000        3,870,000        2,075,000
                                                  -----------      -----------      -----------
    Net Cash provided by financing activities ..    5,481,000        2,800,000        1,620,000
                                                  -----------      -----------      -----------
Effect of exchange rate change on cash .........      (11,000)              --               --
                                                  -----------      -----------      -----------
Net increase (decrease) in cash ................      751,000         (998,000)         298,000
Cash at beginning of the year ..................      128,000        1,126,000          828,000
                                                  -----------      -----------      -----------
Cash at end of the year ........................  $   879,000      $   128,000      $ 1,126,000
                                                  ===========      ===========      ===========
Supplemental disclosure of cash flow
  information:
  Interest paid ................................  $   198,000      $   113,000      $   125,000
                                                  ===========      ===========      ===========
Non-cash activities:
  Issuance of common stock in DISC
  GmbH acquisition .............................  $ 2,067,000      $        --      $        --
                                                  ===========      -----------      -----------
Deemed dividends to preferred stockholders .....  $ 1,624,000      $ 1,640,000      $   534,000
                                                  ===========      ===========      ===========


          See accompanying notes to consolidated financial statements.

                                   DISC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - THE COMPANY:

         DISC, Inc. was incorporated under the laws of the State of California in 1986. The Company operates in one business segment, the computer mass storage system business. DISC designs, manufactures, and markets a family of high-end computer nearline storage systems, which use 5.25 inch rewritable, magneto optical disks, DVD-RAM, and CD-ROM disks

         Subsequent to year-end, the Company received a written commitment from its largest investor, MK GVD Fund, to provide the necessary financial and other resources to Disc Incorporated to support the Company's operations through April 16, 2003. The Company believes that this funding commitment, together with cash generated from operations, will be sufficient to meet its operating requirements through April 16, 2003, although the Company anticipates that it will continue to incur net losses for the foreseeable future. The ability to sustain its operations for a significant period after April 16, 2003, will depend on the Company's ability to significantly increase sales or raise significant additional equity or debt financing. Additional financing may not be available on acceptable terms, if at all, and the inability to obtain that financing could adversely affect the continued operations of the Company's business.

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

BASIS OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

        The functional currency of the Company's foreign subsidiaries is the local currency. Accordingly, the assets and liabilities of the Company's foreign subsidiaries are translated into U.S. Dollars using the exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign currency translation adjustments are included in other comprehensive loss as a separate component of shareholders' equity. Foreign currency transaction gains or losses were not material in any of the periods presented.

CERTAIN RISKS AND CONCENTRATIONS

        At December 31, 2001, substantially all of the Company's cash and cash equivalents were invested with one financial institution.

        The Company performs ongoing credit evaluations of its customers' financial condition and, generally requires no collateral from its customers. At December 31, 2001, one customer represented 43% of the accounts receivable balance. At December 31, 2000, two customers represented 15% and 11%, respectively, of the accounts receivable balance. The Company maintains an allowance for doubtful accounts receivable based upon the collectibility of all accounts receivable.

        In 2001 two customers accounted for 31% and 14% of net sales, respectively. In 2000 two customers accounted for 14% and 13% of sales, respectively. In 1999, one customer accounted for 23% of net sales.

FINANCIAL INSTRUMENTS

        The carrying amount of the Company's financial instruments, including cash and equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities.

COMPONENTS

        Our manufacturing operations both in the U.S. and Germany consist of final system assembly and product test activities. The majority of the parts and subassemblies in the DISC libraries are standard, off-the-shelf components or are fabricated to DISC's manufacturing documentation. These include power supplies, castings, motors, bearings, timing belts and electronic components. Our proprietary components, such as the frame, backplate, printed circuit assemblies and other machined and fabricated parts are subcontracted out to independent vendors.

        The Company purchases certain components from a single source of supply. Where the Company relies on single sources of supply, the Company generally has been able to obtain supplies of these components in a timely manner and maintain an adequate inventory of components to meet our needs. If the Company cannot secure components from single-source suppliers and if the Company is unable to develop alternative sources of supply as required in the future, our operations will be materially adversely affected.





CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase and money market funds to be cash equivalents.

REVENUE RECOGNITION

        The Company recognizes revenue upon the shipment of its products to the customer provided that the Company has received a signed purchase order, the price is fixed and collection of the resulting receivable is probable. Subsequent to the sale of the products, the Company has no obligation to provide any modification or customization upgrades, enhancements or any post contract customer support. Provisions for returns and allowances are recorded at the time revenue is recognized based on the Company's historical experience. Service revenue is recognized over the term of the contract, generally one to three years.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

        Intangible assets represent purchased intangible assets and the excess of acquisition cost over the fair value of tangible and identified intangible net assets of businesses acquired (goodwill). Purchased intangible assets include developed technology, patents and trade names. Intangible assets are being amortized using the straight-line method over their estimated useful lives ranging from four to six years.

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if there are indicators such assets may be impaired) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. Management believes that these Statements will not have a material impact on the Company's financial position or results.

LONG LIVED ASSETS

        Long-lived assets, such as goodwill, other intangibles and property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. When any such impairment exists, the related assets will be written down to fair value. No impairments losses were incurred in the periods presented.

STOCK COMPENSATION PLANS

        The Company accounts for stock-based compensation arrangements for employees using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations thereof. Compensation cost for stock grants is measured as the excess, if any, of the market price of the Company's stock at the date of grant over the stock exercise price. The Company's policy is to grant stock options with an exercise price equal to the quoted market price of the Company's stock on the date of grant. Accordingly, the Company does not have compensation cost related to its stock compensation plans. In addition, the Company complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

INCOME TAXES

        The Company accounts for income taxes under the asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of timing differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when it is more likely than not, that the benefit cannot be realized.

COMPREHENSIVE LOSS

        Comprehensive loss includes net losses and other comprehensive loss. Other comprehensive loss includes accumulated translation adjustments. Total comprehensive loss and the accumulated other comprehensive loss are presented in the accompanying Consolidated Statements of Shareholders' Equity and Comprehensive Loss. Total accumulated other comprehensive loss is displayed as a separate component of shareholders' equity in the accompanying Consolidated Balance Sheets.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires applicable business combinations to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. We do not expect that the adoption of SFAS 141 will have a significant effect on our financial position or results of operations.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We do not expect the adoption of SFAS 142 will have a significant effect on our financial position and results of operations.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations related to the requirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect that the adoption of SFAS 143 will have a significant effect on our financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. The provisions of SFAS No. 144 are required to be adopted during our fiscal year beginning January 1, 2002. We do not expect that the adoption of SFAS 144 will have a significant effect on our financial position or results of operations.

NOTE 3 - BALANCE SHEET DETAILS:

                                                                     December 31,
                                                             ----------------------------
                                                                 2001             2000
                                                             -----------      -----------
Accounts receivable:
   Trade accounts receivable ..............................  $ 2,593,000      $ 1,965,000
    Less:  Allowance for doubtful account .................     (275,000)        (181,000)
                                                             -----------      -----------
                                                             $ 2,318,000      $ 1,784,000
                                                             ===========      ===========

Allowance for doubtful accounts:
   Opening balance ........................................  $   181,000      $   165,000
   Addition (charged to expense) ..........................       26,000           16,000
   Addition (due to acquisition of NSM Storage GmbH) ......      142,000
   Deductions due to write-off of uncollectable accounts ..      (74,000)
                                                             -----------      -----------
   Closing balance ........................................  $   275,000      $   181,000
                                                             ===========      ===========

Inventories:
   Raw materials ..........................................  $ 2,119,000      $   812,000
   Work-in-process ........................................      494,000          574,000
   Finished goods .........................................      328,000           79,000
                                                             -----------      -----------
                                                             $ 2,941,000      $ 1,465,000
                                                             ===========      ===========

Property and equipment:
   Computer and other equipment ...........................  $ 1,312,000      $   705,000
   Tooling ................................................      160,000          160,000
   Evaluation units .......................................      867,000          655,000
   Leasehold improvements .................................       43,000           23,000
   Furniture and fixtures .................................      118,000           45,000
                                                             -----------      -----------
                                                             $ 2,500,000      $ 1,588,000

   Less: Accumulated depreciation and amortization ........   (1,729,000)      (1,156,000)
                                                             -----------      -----------
                                                             $   771,000      $   432,000
                                                             ===========      ===========
Other intangible assets
   Developed Technology ...................................  $ 2,604,000               --
   Core Technology ........................................       72,000               --
   Patents ................................................      471,000               --
   Tradenames .............................................      229,000               --
                                                             -----------      -----------
                                                             $ 3,376,000
   Less: accumulated amortization .........................     (317,000)              --
                                                             -----------      -----------
                                                             $ 3,059,000               --
                                                             ===========      ===========


NOTE 4 - ACQUISITION OF NSM STORAGE GMBH AND SUBSIDIARIES:

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

        The allocation of the purchase price is as follows:

                                                                          Useful
                                                                         life in
                                                                           years
                                                                         -------
      Tangible net assets acquired (liabilities assumed)  $(2,383,000)       N/A
          Identifiable intangible assets:
            Developed technology ............ $2,604,000                     4
            Core technology .................     72,000                     5
            Patents .........................    471,000                     4
            Tradenames ......................    229,000                     4
                                              ----------
            Total identifiable intangible
              assets acquired.................$3,376,000
                                              ==========
                                                            3,376,000
      Less: Deferred tax liability on intangibles ......   (1,269,000)       N/A
      In Process Research and Development ..............      242,000        N/A
      Goodwill .........................................    2,669,000        N/A
                                                          -----------
                Total consideration ....................  $ 2,635,000
                                                          ===========

         Total consideration paid is as follows:

          Shares issued                                    $2,067,000
          Cash consideration                                   10,000
          Severance payments                                  150,000
          Direct costs of acquisition                         408,000
                                                           ----------
          Total consideration                              $2,635,000
                                                           ==========

        Amortization was $317,000 in 2001. We expect amortization expense as calculated under the provisions of newly adopted SFAS 142, to be approximately $760,000 in 2002. Amortization could be affected by other acquisitions or impairment of existing identified intangible assets in future periods.

        In 2001 we recorded a charge of $242,000 for acquired in process research and development resulting the acquisition of NSM Storage GmbH. This amount was expensed because the acquired technology had not reached technological feasibility and there was no assurance that the projects could be successfully completed.

        Had the acquisition of DISC GmbH occurred on January 1, 2000, unaudited pro forma combined revenues would have been $14,504,000 and $14,330,000 for the years ended December 31, 2001 and 2000, respectively. Unaudited pro forma net loss attributable to common shareholders would have been $8,105,000 and $7,326,000 or ($1.90) and ($1.54) per share for the year ended December 31, 2001 and 2000, respectively.

        The charge for in-process research and development of $242,000 related to the NSM Storage GmbH acquisition has not been included in the unaudited proforma results above, because such charges are non-recurring and directly related to the acquisitions.

NOTE 5 - LINES OF CREDIT:

        In December 2000, the Company entered into a one-year factoring agreement with Summit Financial Resources, L.P. (Summit) and in December 2001, the agreement was renewed for an additional year. Receivables purchased under this agreement are limited to the lesser of $1,500,000 or 85% of eligible receivables and are collateralized by substantially all of the assets of the Company. Interest under the agreement is prime rate plus 4% and 0.825% of the amount of receivables purchased, with a minimum charge of $7,500 per month. At December 31, 2001 there were $915,000 borrowings under this agreement. At

December 31, 2001, the Company was not in compliance with the net tangible asset covenant of the agreement. The Company is having discussions with Summit regarding this non-compliance and has requested a waiver of the non-compliance. Although the Company has not received a waiver, borrowings have continued under the agreement.

        DISC GmbH has various revolving lines of credit totaling $487,000 at interest rates of ranging from 8.25%-14.25% at December 31, 2001.

NOTE 6 - TERM LOANS

        Long-term debt and other bank borrowings at December 31, 2001 consist of the following:

          Term loan, principal payments in semi-annual installments of $95,000, interest payable semi-annual at 4.8% per annum collateralized by substantially all the assets of DISC GmbH and a guaranty of its major
          shareholder                                                               $  765,000

          Term loan, principal payments in semi-annual  installments of $40,000, interest payable semi-annual at 4.75% per annum collateralized by substantially  all the assets of DISC GmbH
          and a guaranty of its major shareholder                                      518,000

          Term loan, principal payments in semi-annual installments of $21,000 beginning in June 2002, interest payable semi-annual at 5% per
          annum                                                                        340,000

          Term loan, principal and interest payments as monthly annuity of
          $4,000, interest payable at 7.5% per annum                                   160,000
                                                                                    ----------
                                                                                    $1,783,000
                                                                                    ==========

      As of December 31, 2001, annual maturities of long-term debt are as follows:

          2002 .....................................  $  361,000
          2003 .....................................     365,000
          2004 .....................................     369,000
          2005 .....................................     318,000
          2006 and after ...........................     370,000
                                                      ----------
                                                      $1,783,000

          Less: Short-term portion .................     361,000
                                                      ----------

          Long-term  debt, net of current portion ..  $1,422,000
                                                      ==========

NOTE 7 - CONVERTIBLE PREFERRED STOCK:

        Information with regard to the Company's Preferred Stock as of December 31, 2001 is summarized in the following table:

                                  SHARES ISSUED     COMMON STOCK
                     SHARES            AND         ISSUABLE UPON     LIQUIDATION    PROCEEDS NET OF
    SERIES         AUTHORIZED      OUTSTANDING       CONVERSION      PREFERENCES     ISSUANCE COST
    ------         ----------     -------------    -------------     -----------    ---------------
      C              372,296          372,296          372,296          $  5.00         $1,861,000
      D              600,000          333,333          333,333             5.00          1,471,000
      E              500,000          375,000          375,000             4.00          1,480,000
      F              250,000          250,000          500,000             8.00          1,250,000
      G              110,000           97,500          975,000            20.00            950,000
      H               26,109           26,109          261,090            38.30          1,000,000
      I              167,065          167,065          167,065             4.19            700,000
      J              244,966          244,966          244,966             2.98            730,000
      K              235,110          235,110          235,110             3.19            750,000
      L              199,275          199,275          199,275             2.76            550,000
      M              179,372          179,372          179,372             2.23            400,000
      N              666,667          666,667          666,667             0.90            600,000
      O            1,320,755        1,320,755        1,320,755             1.06          1,400,000
      P               36,585           36,585          365,850             8.20            300,000
      Q              112,097          112,097        1,120,970             6.20            695,000
      R               86,207           86,207          862,070             5.80            500,000
      S               96,875           96,875          968,750             3.20            310,000
      T               16,089           16,089          160,891            20.20            325,000
      U               38,961           38,961          389,610            15.40            600,000
      V               66,038           66,038          660,377            10.60            700,000
      W               30,201           30,201          302,010            14.90            450,000
      X               32,800           32,800          328,000            25.00            820,000
      Y               57,592           57,592          575,920            19.10          1,100,000
      Z               39,906           39,906          399,061            21.30            850,000
      AA              60,774           60,774          607,740            18.10          1,100,000
      BB              71,038           71,038          710,380            18.30          1,300,000
      CC              70,988           70,988          709,880            16.20          1,150,000
      DD              60,000           60,000          600,000            20.00          1,200,000
      EE              90,090           90,090          900,900            11.10          1,000,000
      FF              51,546           51,546          515,460             9.70            500,000
                   ----------       ---------       ----------                          ----------
                    5,889,402       5,485,235       16,007,798                          $26,042,000
Undesignated        4,110,598       =========       ==========                          ===========
                   ----------
Total              10,000,000
                   =========

        The holders of Series C Preferred Stock are entitled to receive $0.30 per share per annum cumulative dividends prior to and in preference to Common Shareholders. Such dividends are cumulative whether or not declared by the Board of Directors and amount to $1,005,000 as of December 31, 2001. The holders of Series D through FF Preferred Stock are entitled to receive, when and if declared by the Board of Directors, dividends in the same amount per share as declared on the Company's Common Stock, with each share of Preferred Stock being treated for this purpose as the number of shares of Common Stock into which it is then convertible.

        Each share of Preferred Stock has the number of votes equal to the number of shares of Common Stock into which it is then convertible. The Company has reserved sufficient shares of Common Stock to allow for the conversion of all outstanding Preferred Stock.

        Shares of Series H through FF Preferred Stock were issued pursuant to an agreement entered into in March 1996, as amended, with the Company's largest shareholder, MK GVD Fund. Under the agreement the number of shares of Preferred Stock was determined based on 85% of the lower of the average closing price of the Company's Common Stock for the five trading days ended three days prior to the issuance date or the closing bid price on the issuance date, but not to exceed $2.50 per share as converted into Common Stock.

        The Company issued Warrants in conjunction with the issuance of Preferred Stock. The Warrants entitle the holders to purchase the Company's Common Stock.

Holders of Preferred Stock received Warrants for the purchases of Common Stock as follows:

                          WARRANTS ISSUED AND          EXERCISE PRICE PER
      SERIES                  OUTSTANDING                    SHARE                 DATE ISSUED
      ------              -------------------          ------------------          -----------
         K                        58,778                      $3.98                   Mar 97
         L                        49,819                       3.45                   Jun 97
         M                        44,843                       2.78                   Sep 97
         N                       166,666                       1.13                   Dec 97
         O                       330,188                       1.33                   Feb 98
         P                        91,462                       0.82                   Mar 98
         Q                       280,242                       0.78                   Jun 98
         R                       215,517                       0.73                   Sep 98
         S                       242,187                       0.40                   Dec 98
         T                        40,222                       2.53                   Mar 99
         U                        97,402                       1.93                   Jun 99
         V                       165,094                       1.33                   Sep 99
         W                        75,503                       1.86                   Dec 99
         X                        82,000                       3.13                   Mar 00
         Y                       143,979                       2.39                   Jun 00
         Z                        99,765                       2.66                   Sep 00
        AA                       151,933                       2.26                   Dec 00
        BB                       177,595                       2.29                   Mar 01
        CC                       177,469                       2.03                   Jun 01
        DD                       150,000                       2.50                   Aug 01
        EE                       225,225                       1.39                   Sep 01
        FF                       128,866                       1.21                   Dec 01
                               ---------
                               3,194,755
                               ==========

        All Warrants expire five years from the date of issuance.

NOTE 8 - STOCK OPTION PLANS:

        At December 31, 2001, the Company had three stock-based compensation plans, which are described below:

THE 1990 PLAN

        Under the 1990 Stock Plan (the "1990 Plan"), employees, consultants and non-employee directors (prior to 1995) may be granted options to purchase up to 2,800,000 shares of common stock which vest over a four year period from the date of grant. The options vest equally on a monthly basis unless it is the employee's or consultant's first stock grant, in which case vesting commences six months from the date of grant. The Plan expired on October 21, 2001. The remaining options to purchase shares available for grant as of that date (197,500 options) were transferred into the 2001 Plan (as defined below).

THE 2001 PLAN

        In 2001, the Board of Directors adopted and the shareholders approved the 2001 Stock Plan (the "2001 Plan"). Under this Plan, employees and consultants may be granted options for up to 400,000 shares of common stock, which vest over a four-year period from the date of grant. The options vest equally on a monthly basis unless it is the employee's or consultant's first stock grant, in which case vesting commences six months from the date of grant. 197,500 options remaining available for grant under the expired 1990 Plan were transferred into the 2001 Plan, so a total of 597,500 options were available under the 2001 Plan upon commencement of the Plan.

        At December 31, 2001, 629,730 shares were available for grant under the 2001 Plan.

THE NON-EMPLOYEE OPTION PLAN

        In 1995, the Board of Directors adopted and the shareholders approved the 1995 Stock Option Plan for Non-Employee Directors (the "Non-Employee Option Plan"). Under the Non-Employee Option Plan, as amended in 2000, the Company has reserved 250,000 shares of Common Stock for issuance. Under the Non-Employee Option Plan, each newly-elected non-employee director of the Company will be granted a non-statutory option to purchase 25,000 shares of the Company's Common Stock. This option vests over a three-year period. In addition, commencing in 1995, each non-employee director of the Company will be granted a non-statutory option to purchase 5,000 shares of the Company's Common Stock during each year of service as a director of the Company. These options vest immediately upon grant and are immediately exercisable.

        At December 31, 2001, 75,000 shares were available for grant under the Non-Employee Option Plan.

        Under both plans, the options will be granted at prices equal to the fair market value on the date of grant and expire five years from the date of grant.

        The following table summarizes the combined activity of the 1990 Plan, the 2001 Plan, and the Non-Employee Option Plan for the years ended December 31, 2001, 2000 and 1999:

                                     2001                     2000                     1999
                              -------------------      ------------------      ------------------
                                          WEIGHTED-               WEIGHTED-               WEIGHTED-
                                          AVERAGE                 AVERAGE                 AVERAGE
                                          EXERCISE                EXERCISE                EXERCISE
      FIXED OPTIONS            OPTIONS     PRICE        OPTIONS    PRICE       OPTIONS     PRICE
      -------------           ---------    ------      ---------   ------      --------    ------
Outstanding at beginning
   of the year...........     1,720,452    $ 2.08      1,093,733   $ 0.80      1,098,000   $ 0.76
Granted..................       850,500      1.96        925,000     3.24         89,000     1.61
Exercised................       (11,354)     0.70       (125,857)    0.75        (16,158)    0.75
Forfeited/Cancelled......       (80,230)     2.67       (172,424)    1.19        (77,109)    1.08
                              ---------    ------      ---------   ------      ---------   ------
Outstanding at end
   of the year...........     2,479,368    $ 2.03      1,720,452   $ 2.08      1,093,733   $ 0.80
                              =========    ======      =========   ======      =========   ======
Options   exercisable
  at end of the year.....       986,488                  619,354                 483,915
Weighted-average fair
   value of options
   granted during
   the year..............     $    1.74                $    2.91               $    1.52

        The following table summarizes the combined information about options outstanding under the 1990 Plan, the 2001 Plan, and Non-Employee Option Plan at December 31, 2001:


                                     OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                       ----------------------------------------------- ----------------------------
                                        AVERAGE                                          WEIGHTED-
                                        REMAINING        WEIGHTED-                       AVERAGE
  RANGE OF EXERCISE       NUMBER       CONTRACTUAL        AVERAGE         NUMBER         EXERCISE
       PRICES          OUTSTANDING     LIFE (YEARS)   EXERCISE PRICE   EXERCISABLE        PRICE
  -----------------    -----------    --------------  ---------------- -----------   --------------
   $0.47 to $0.75        741,622            1.4            $0.74         667,002          $0.74
   $1.00 to $2.06        838,246            4.5            $1.90          64,298          $1.50
   $2.07 to $3.38        874,500            3.8            $3.16         246,125          $3.17
   $4.75                  25,000            3.2            $4.75           9,063          $4.75
                       ---------                                         -------
                       2,479,368                                         986,488
                       =========                                         =======

        Since all of the Company's stock options were granted at fair market value at the date of grant, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the

Company's three stock-based compensation plans been determined consistent with SFAS 123, the Company's net loss and net loss attributable to common shareholders per share would have been increased to the pro forma amounts indicated below:

                                               2001              2000               1999
                                           -----------       -----------        -----------
Net loss attributable to
  Common Shareholders
                           As Reported     $(6,922,000)      $(6,264,000)       $(2,593,000)
                           Pro Forma       $(7,817,000)      $(6,770,000)       $(3,017,000)
Basic and diluted
  net loss attributable
  to common shareholders
  per share                As Reported     $     (1.62)      $     (1.65)       $     (0.70)
                           Pro Forma       $     (1.83)      $     (1.78)       $     (0.81)

        The compensation cost calculated under SFAS 123 is based on options granted from 1996 through 2001, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of the pro forma effects of option grants on reported net income for future years.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 154.6% for 2001, 157.7% for 2000, and 144.5% for 1999; dividend yield of 0% for all years; risk-free interest rates for the last day of the month in which the options were granted; and expected lives of four years for the 1990 Plan and the 2001 Plan, and five years for the Non-Employee Option Plan.

NOTE 9 - INCOME TAXES:

        The components of the provision for income taxes are as follows:

                                            DECEMBER 31,
                                       ---------------------
                                         2001         2000
                                       --------      -------
Current:
   Federal ...........................       --           --
   State .............................       --           --
   Foreign ...........................       --           --
                                       --------      -------
                                       --------      -------
Deferred

   Federal ...........................       --           --
   State .............................       --           --
   Foreign ...........................  (93,000)          --
                                       --------      -------
Total provision (benefit) for
   income taxes ...................... $(93,000)          --
                                       ========      =======

        Deferred tax assets (liabilities) consist of the following:

                                                DECEMBER 31,
                                       -----------------------------
                                           2001             2000
                                        -----------     ------------
Deferred Tax Assets
   Net Operating Loss Carryforward ... $ 12,707,000     $  9,513,000
   Research and Development Credit ...    1,223,000          970,000
   Reserves and Other ................      480,000          311,000
   Depreciation & Amortization .......       68,000          321,000
                                       ------------     ------------
                                         14,478,000       11,115,000
Deferred Tax Liability
   Purchased Intangible Assets .......   (1,176,000)              --
                                       ------------     ------------
Gross Deferred Tax Asset .............   13,302,000       11,115,000
Valuation Allowance ..................  (14,453,000)     (11,115,000)
                                       ------------     ------------
Net Deferred Tax Liability ........... $ (1,151,000)    $         --
                                       ============     ============

        Reconciliation of the statutory federal income tax to the Company's effective tax:

                                               DECEMBER 31,
                                    -------------------------------------------
                                       2001              2000           1999
                                    -----------      -----------      ---------
Tax Benefit at Federal Statutory
  Rate ..........................   $(1,622,000)     $(1,339,000)     $(701,000)
Non Recognition of tax benefit
  and other .....................     1,529,000        1,339,000        701,000
                                    -----------      -----------      ---------
Provision (Benefit) for Taxes ...   $  (93,000)      $        --      $    --
                                    ==========       ===========      =========

        As of December 31, 2001, the Company had net operating loss carryforwards of approximately $32,956,000, $7,034,000 and $2,902,000 available to reduce its future federal, state and foreign taxable income, respectively. Federal and State net operating losses carryforwards of $219,000 and $1,834,000, will expire in 2002. The Company also has federal and state research and development tax credit carryforwards of approximately $910,000 and $474,000, respectively. The federal research and development tax credit carryforwards will begin to expire in 2007. The California research and development credit and foreign net operating losses can be carried forward indefinitely.

        Under Internal Revenue Code Section 382, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

NOTE 10 - NET LOSS PER SHARE:

        Options and Warrants to purchase shares, and Convertible Preferred Stock outstanding totaling 21,681,921 were not included in the computation of diluted net loss per share, as their effect was antidilutive for the periods presented. Therefore, both the basic and diluted net loss per share computations resulted in the same number and there were no reconciling items.

NOTE 11- OPERATING SEGMENTS:

         The Company operates in one industry segment.

        The following is a summary of the Company's revenue attributed to the geographic regions:

                                     2001            2000            1999
                                 -----------     -----------     -----------
North America .. ..............  $ 8,996,000     $ 6,436,000     $ 8,794,000
Europe ........................    2,219,000         199,000         952,000
Asia ..........................      421,000          16,000              --
Other .........................      514,000         170,000              --
                                 -----------     -----------     -----------
                                 $12,150,000     $ 6,821,000     $ 9,746,000
                                 ===========     ===========     ===========

        The following table presents external net sales of similar products and services:

                                     2001            2000            1999
                                 -----------     -----------     -----------
Storage devices and services ..  $10,284,000     $ 6,086,000     $ 8,622,000
Media .........................    1,866,000         735,000       1,124,000
                                 -----------     -----------     -----------
                                 $12,150,000     $ 6,821,000     $ 9,746,000
                                 ===========     ===========     ===========

        Property and equipment information is based on the geographical location of the assets. The following table presents property and equipment information for geographic areas:

                                                         DECEMBER 31,
                                                    ---------------------
                                                      2001         2000
                                                    --------     --------
Property and equipment, net
United States ..................................... $497,000     $432,000
Germany ...........................................  274,000           --
                                                    --------     --------
                                                    $771,000     $432,000
                                                    ========     ========

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

        The Company occupies its Milpitas facility under a non-cancellable operating lease agreement that expires on October 31, 2005. The lease requires the Company to pay property taxes and insurance.

        DISC GmbH occupies its facility under a non-cancellable operating lease that expires on December 31, 2002. The leases requires the Company to pay property taxes and insurance.

        In 1998, NSM Storage, Inc., a U.S. subsidiary of DISC GmbH, entered into a seven-year non-cancellable operating lease agreement, expiring in August 2005, for its facilities in Atlanta, Georgia. During February 2000, NSM Storage, Inc. relocated from Atlanta to New York and entered into a noncancelable sublease to rent its Atlanta facility, which also expires in August 2005.


        At December 31, 2001, the Company recorded an accrued loss contingency of $241,000. This accrual is an estimate of the total loss that management anticipates realizing over the term of the Atlanta lease. The accrual represents the excess of lease payments over the expected sublease income over the lease term.

        The total minimum rental commitments at December 31, 2001, excluding insurance, normal maintenance and certain property taxes, are payable as follows:

                               OPERATING LEASE
           FISCAL YEAR           COMMITMENTS         SUBLEASE INCOME
           -----------         ---------------       ---------------
               2002               $  745,000            $(102,000)
               2003                  617,000             (106,000)
               2004                  636,000             (110,000)
               2005                  520,000              (70,000)
                                  ----------            ---------
                                  $2,518,000            $(388,000)
                                  ==========            =========

        Total rental expenses under operating leases, including month-to-month rentals, were $623,000, $218,779 and $159,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

        From time to time the Company is involved in litigation in the normal course of business. Management believes that the outcome of matters to date will not have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 13 - EMPLOYEE BENEFIT PLANS:

        DEFINED CONTRIBUTION PLAN

        The Company sponsors the DISC, Inc. 401(k) Retirement Plan (the "401(k) Plan"). The 401(k) Plan provides for tax deferred automatic salary deductions. Under the terms of the 401(k) Plan, U.S. employees over the age of 21 are eligible to participate. The Company is permitted to make contributions to the 401(k).

Plan as determined by the Board of Directors. No Company contributions were made to the 401(k) Plan in 2001, 2000 or 1999.

        DEFINED BENEFIT PLAN

        DISC GmbH sponsors a pension plan with defined benefits (the "Benefit Plan"). The Benefit Plan provides benefits without contributions to certain employees based on the greater of a formula recognizing career earnings or a formula recognizing length of service and final average earnings. Benefit provisions are subject to collective bargaining. The pension obligation was assumed as part of the acquisition of DISC GmbH.

                                                           DECEMBER 31,
                                                      ----------------------
FUNDED STATUS:                                           2001           2000
                                                      ---------       ------
CHANGE IN BENEFIT OBLIGATION
   Benefit obligation at beginning of year .........  $      --       $   --
   Business combinations (DISC GmbH) ...............    113,000           --
   Service Cost ....................................      2,000           --
   Interest Cost ...................................      3,000           --
   Actuarial (gain)/loss ...........................     (1,000)          --
   Benefits paid ...................................     (1,000)          --
   Foreign Currency translation adjustment .........      2,000           --
                                                      ---------       ------
   Benefit obligation at end of year ...............  $ 118,000       $   --
                                                      =========       ======

                                                        AS OF DECEMBER 31,
                                                      ----------------------
ASSUMPTIONS                                              2001          2000
                                                      ---------       ------
   Discount rate ...................................       6.00%          --
   Expected long term rate of return on assets .....          0           --
   Salary increase .................................          0           --
   Pension increase ................................       2.00%          --

                                                        AS OF DECEMBER 31,
                                                      ----------------------
COMPONENTS OF NET PERIODIC PENSION COST                  2001          2000
                                                      ---------       ------
   Service cost ....................................  $   3,000           --
   Interest cost ...................................      3,000           --
                                                      ---------       ------
   Net periodic pension costs ......................  $   6,000           --
                                                      =========       ======

        Experienced gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, are amortized over the average future service period of employees.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of DISC, Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 33 present fairly, in all material respects, the financial position of DISC, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, the Company is dependent on the continuing financial support of a significant shareholder to meet its working capital requirements. This commitment expires on April 16, 2003.



/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
San Jose, California

March 26, 2002

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this sixteenth day of April 2002.


                                   DISC, Inc.

                                   By: /s/ Robert W. Riland III
                                       -----------------------------------------
                                       Robert W. Riland III
                                       President and Chief Executive Officer



        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               SIGNATURE                                   TITLE                          DATE
-------------------------------------    --------------------------------------       --------------
       /s/ Robert W. Riland III          President and Chief Executive Officer        April 16, 2002
-------------------------------------    (Principal Executive Officer
        (Robert W. Riland III)


           /s/ Henry Madrid              Vice President of Finance and Chief          April 16, 2002
-------------------------------------    Financial Officer (Principal Financial
            (Henry Madrid)               and Accounting Officer


         /s/ J. Richard Ellis            Chairman of the Board of Directors           April 16, 2002
-------------------------------------
          (J. Richard Ellis)


         /s/ Frank T. Connors            Director
-------------------------------------
          (Frank T. Connors)                                                          April 16, 2002


         /s/ F. Rigdon Currie            Director                                     April 16, 2002
-------------------------------------
          (F. Rigdon Currie)


        /s/ Michael D. Kaufman           Director                                     April 16, 2002
-------------------------------------
         (Michael D. Kaufman)


          /s/ Arch J. McGill             Director                                     April 16, 2002
-------------------------------------
           (Arch J. McGill)


     /s/ Michael A. McManus, Jr.         Director                                     April 16, 2002
-------------------------------------
       (Michael A. McManus, Jr.)

                                INDEX TO EXHIBITS


        These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:


EXHIBIT
NUMBER                                    DESCRIPTION
-------      -------------------------------------------------------------------
  2.1        Share Purchase Agreement, dated as of July 9, 2001, by and among
             DISC, Inc., Wilfried Beckmann, Horst Schellong, Reinhard Schwabe
             and PSi Printer Systems International GmbH, incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form
             8-K filed on August 14, 2001.

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

EXHIBIT
NUMBER                                    DESCRIPTION
-------      -------------------------------------------------------------------
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

EXHIBIT
NUMBER                                    DESCRIPTION
-------      -------------------------------------------------------------------
  3.25       Certificate of Determination of Preferences of Series X Preferred
             Stock, as filed with the California Secretary of State on December
             28, 2000, incorporated herein by this reference to Exhibit 3.25 to the Company's Annual Report on Form 10-K for the year ended
             December 31, 2000 (the "2000 Form 10-K).

  3.26       Certificate of Determination of Preferences of Series Y Preferred
             Stock, as filed with the California Secretary of State on December
             28, 2000, incorporated herein by this reference to Exhibit 3.26 to the 2000 Form 10-K.

  3.27       Certificate of Determination of Preferences of Series Z Preferred
             Stock, as filed with the California Secretary of State on December
             28, 2000, incorporated herein by this reference to Exhibit 3.27 to the 2000 Form 10-K.

  3.28       Certificate of Determination of Preferences of Series AA Preferred
             Stock, as filed with the California Secretary of State on January
             9, 2001, incorporated herein by this reference to Exhibit 3.28 to the 2000 Form 10-K.

  3.29*      Certificate of Determination of Preferences of Series BB Preferred
             Stock, as filed with the California Secretary of State on September
             27, 2001.

  3.30*      Certificate of Determination of Preferences of Series CC Preferred
             Stock, as filed with the California Secretary of State on September
             27, 2001.

  3.31*      Certificate of Determination of Preferences of Series DD Preferred
             Stock, as filed with the California Secretary of State on September
             27, 2001.

  3.32*      Certificate of Determination of Preferences of Series EE Preferred
             Stock, as filed with the California Secretary of State on September
             27, 2001.

  3.33*      Certificate of Determination of Preferences of Series FF Preferred
             Stock, as filed with the California Secretary of State on or about
             April 16, 2002.

  3.34 Bylaws, incorporated herein by this reference to Exhibit 3.3 to the S-1 Registration Statement.

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

EXHIBIT
NUMBER                                    DESCRIPTION
-------      -------------------------------------------------------------------
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

EXHIBIT
NUMBER                                    DESCRIPTION
-------      -------------------------------------------------------------------

  10.26      Tenth Amendment to Convertible Debenture Purchase Agreement, dated
             September 30, 1999, incorporated herein by this reference to
             Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

  10.27* Eleventh Amendment to Convertible Debenture Purchase Agreement dated December 31, 1999.

  10.28 Twelfth Amendment to Convertible Debenture Purchase Agreement, dated March 31, 2000, incorporated herein by this reference to
             Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

  10.29 Thirteenth Amendment to Convertible Debenture Purchase Agreement, dated June 30, 2000, incorporated herein by this reference to
             Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

  10.30 Fourteenth Amendment to Convertible Debenture Purchase Agreement, dated September 30, 2000, incorporated herein by this reference to
             Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

  10.31* Fifteenth Amendment to Convertible Debenture Purchase Agreement dated December 31, 2000.

  10.32 Sixteenth Amendment to Convertible Debenture Purchase Agreement, dated March 30, 2001, incorporated herein by this reference to
             Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2001.

  10.33 Seventeenth Amendment to Convertible Debenture Purchase Agreement, dated June 29, 2001, incorporated herein by this reference to
             Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2001.

  10.34 Eighteenth Amendment to Convertible Debenture Purchase Agreement, dated September 28, 2001, incorporated herein by this reference to
             Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

  10.35      Factoring Agreement dated December 27, 2000 between the Company and
             SUMMIT Financial Resources, L.P., incorporated herein by this reference to Exhibit 10.27 to the 2000 Form 10-K.

  10.36 First Amendment, dated June 29, 2000, to Lease Agreement between the Company and Stanley R. Deck and Ellen Deck, incorporated herein by this reference to Exhibit 10.28 to the 2000 Form 10-K.

  10.37* Nineteenth Amendment to Convertible Debenture Purchase Agreement dated December 31, 2001.

  21.1*      List of Subsidiaries.

  23.1*      Consent of PricewaterhouseCoopers LLP.


----------
+ Indicates management contract or compensatory plan or arrangement.
* Filed with this Annual Report on Form 10-K for the year ended
  December 31, 2001.