Form 10-Q
period 2002-03-31
DISC INC/CA
filed 2002-05-15
CIK 891788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 1-11578
DISC, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	77-0129625 (I.R.S. Employer Identification Number)

372 Turquoise Street Milpitas, California (Address of principal executive offices)	95035 (Zip Code)

Registrant’s telephone number, including area code: (408) 934-7000

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X] No [ ]

     The number of shares outstanding of the registrant’s common stock as of April 30, 2002 was 4,817,617.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

DISC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2002	December 31, 2001

ASSETS
Current assets:
Cash	$289,000	$879,000
Accounts receivable, net	2,005,000	2,318,000
Inventories	2,964,000	2,941,000
Prepaid expenses and deposits	332,000	310,000

Total current assets	5,590,000	6,448,000
Property and equipment, net	675,000	771,000
Goodwill	3,182,000	3,182,000
Other intangible assets, net	2,869,000	3,059,000
Other assets	40,000	31,000

Total assets	$12,356,000	$13,491,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$877,000	$1,402,000
Current portion of long term debt	378,000	361,000
Accounts payable	3,662,000	3,022,000
Accrued expenses and other liabilities	1,805,000	2,027,000

Total current liabilities	6,722,000	6,812,000
Other liabilities, long-term	159,000	119,000
Term loans, net of current portion	1,318,000	1,422,000
Deferred tax liability, net	1,151,000	1,151,000

Total liabilities	9,350,000	9,504,000

Shareholders’ equity:
Convertible Preferred Stock; no par value:
10,000,000 shares authorized; 5,549,258 and 5,485,235 shares issued and outstanding	24,262,000	23,552,000
Common Stock; no par value: 40,000,000 shares authorized; 4,817,617 and 4,817,617 shares issued and outstanding	16,890,000	16,725,000
Accumulated deficit	(38,165,000)	(36,254,000)
Accumulated other comprehensive income (loss)	19,000	(36,000)

Total shareholders’ equity	3,006,000	3,987,000

Total liabilities and shareholders’ equity	$12,356,000	$13,491,000

See the accompanying condensed notes to these consolidated financial statements.

DISC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months ended March 31,

	2002	2001

Net sales	$2,653,000	$1,562,000

Costs and expenses:
Cost of sales	2,235,000	1,404,000
Research and development	610,000	372,000
Marketing and sales	1,079,000	752,000
General and administrative	387,000	278,000
Intangible amortization	190,000	—

	4,501,000	2,806,000

Loss from operations	(1,848,000)	(1,244,000)
Interest and other expense, net	(63,000)	(23,000)

Net loss	(1,911,000)	(1,267,000)
Deemed preferred stock dividend	(495,000)	(466,000)

Net loss attributable to common shareholders	$(2,406,000)	$(1,733,000)

Net loss per share attributable to common shareholders — basic and diluted	$(0.50)	$(0.45)

Weighted average common shares for basic and diluted net loss per share calculation	4,818,000	3,844,000

See the accompanying condensed notes to these consolidated financial statements.

DISC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months ended March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(1,911,000)	$(1,267,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	294,000	76,000
Provision for allowance for doubtful accounts	12,000	4,000
Provision for inventory reserve	41,000	23,000
Changes in assets and liabilities:
Accounts receivable	288,000	431,000
Inventories	(93,000)	(43,000)
Prepaid expenses and deposits	(23,000)	(114,000)
Accounts payable	673,000	(284,000)
Accrued expenses and other liabilities	(172,000)	110,000

Net cash used in operating activities	(891,000)	(1,064,000)

Cash flows used in investing activities:
Purchase of property and equipment	(13,000)	(76,000)
Purchase of other assets	(9,000)	—

Net cash used in investing activities	(22,000)	(76,000)

Cash flows from financing activities:
Term loans, net	(58,000)	—
Lines of credit, net	(506,000)	505,000
Proceeds from issuance of Common Stock	—	6,000
Proceeds from issuance of Preferred Stock and warrants for Common Stock	875,000	1,300,000

Net cash provided by financing activities	311,000	1,811,000

Effect of exchange rate change on cash	12,000	—

Net increase (decrease) in cash	(590,000)	671,000
Cash at beginning of period	879,000	128,000

Cash at end of period	$289,000	$799,000

Supplemental disclosure of cash flow information:
Interest paid	$63,000	$23,000

See the accompanying condensed notes to these consolidated financial statements.

DISC, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company

     Basis of Presentation

          We have prepared the unaudited condensed interim consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles pursuant to these rules and regulations. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the years ended December 31, 2001 and 2000 included in our Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year, which ends December 31, 2002, or for any other period.

          In March 2002, we received a written commitment from our largest investor, MK GVD Fund, to provide the necessary financial and other resources to us to support our operations through April 16, 2003. We believe that this funding commitment, together with cash generated from operations, will be sufficient to meet our operating requirements through April 16, 2003, although we anticipate that we will continue to incur net losses for the foreseeable future. The ability to sustain our operations for a significant period after April 16, 2003 will depend on our ability to significantly increase sales or raise significant additional equity or debt financing. Additional financing may not be available on acceptable terms, if at all, and the inability to obtain that financing could adversely affect the continued operations of our business.

     Basis of Consolidation

          The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

     Foreign Currency Translation

          The functional currency of the Company’s foreign subsidiaries is the local currency. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. Dollars using the exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign currency translation adjustments are included in other comprehensive loss as a separate component of stockholders’ equity. Foreign currency transaction gains or losses were not material in any of the periods presented.

Note 2 — Balance Sheet Details

	March 31,	December 31,
	2002	2001

Inventories:
Purchased component parts and subassemblies	$2,037,000	$2,119,000
Work-in-process	515,000	494,000
Finished goods	412,000	328,000

	$2,964,000	$2,941,000

Other Intangible Assets:
Developed Technology	$2,604,000	$2,604,000
Core Technology	72,000	72,000
Patents	471,000	471,000
Tradenames	229,000	229,000

	3,376,000	3,376,000
Less: Accumulated amortization	(507,000)	(317,000)

	$2,869,000	$3,059,000

          Accounts receivable at March 31, 2002 and December 31, 2001 are presented net of an allowance for doubtful accounts of $253,000 and $275,000, respectively.

Note 3 — Related Party Transactions

          During the three months ended March 31, 2002, the Company sold and MK GVD Fund, the principal shareholder, purchased 2,252, 16,260, 6,667, 24,138, and 14,706 shares of convertible preferred stock, Series GG, HH, II, JJ, and KK, respectively, and warrants under a formula set out in a March 1996 agreement for aggregate proceeds of $25,000, $200,000, $100,000, $350,000 and $200,000 respectively. The warrants allow the holder to purchase 5,630, 40,650, 16,666, 60,344, and 36,764 shares of common stock for an exercise price of $1.39, $1.54, $1.87, $1.81 and $1.70 per share, respectively. Under the agreement the number of shares of preferred stock was determined based on the lower of 85% of the closing bid price or the average closing price of the Company’s Common Stock for the five trading days ended three days prior to the issuance date, but not to exceed $2.50 per share as converted into common stock.

          The fair value of the warrants was determined using a Black Scholes option pricing model with the following assumptions: volatility of 144.4%; risk free interest rates ranging from 4.51%-4.94%; expected life: 5 years and no dividend yield. The fair value of the warrants is recorded in shareholders equity.

Note 4 — Term Loans

          DISC GmbH is in the process of renegotiating its term loans with their bank. The Company expects this process to be completed by the end of June 2002.

Note 5 — Comprehensive Loss

          A summary of comprehensive loss for the periods presented is as follow:

	Three Months ended March 31,

	2002	2001

Net loss	$(1,911,000)	$(1,267,000)
Foreign currency translation gain	55,000	—

Total comprehensive loss	$(1,856,000)	$(1,267,000)

Note 6 — Recent Accounting Pronouncements

          In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company has implemented SFAS No. 142 effective January 1, 2002 and has subsequently performed the transitional impairment test and has determined that there was no impairment.

Note 7 — Operating Segments

          The Company operates in one industry segment.

          The following is a summary of the Company’s revenue attributed to the geographic regions:

	Three Months ended March 31,

	2002	2001

North America	$1,773,000	$1,397,000
Europe	676,000	162,000
Asia	102,000	—
Others	102,000	3,000

	$2,653,000	$1,562,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

          For the three months ended March 31, 2002, the company had sales of $2,653,000, compared to sales of $1,562,000 for the three months ended March 31, 2001. The increase was primarily related to our July 2001 acquisition of NSM Storage GmbH and an increase in the sale of media and service revenue. The general sales cycles for distribution of our products are similar to those of most businesses selling products designed for use as part of large information technology systems, and range from three to six months for value added resellers and small system integrators and from one to two years for original equipment manufacturers, product integrators and large system integrators. Because our products are part of large systems, the sales cycles for our products vary significantly and are difficult to predict for any particular transaction. The long and often unpredictable sales cycles for our products complicate forecasting for operational planning and may cause net sales and operating results to vary significantly from quarter to quarter.

          Cost of sales, as a percentage of sales, decreased to 84% for the three months ended March 31, 2002, as compared to 90% for the comparable 2001 period, primarily due to the addition of the NSM product line which has a lower per unit cost. Our relatively low gross margins reflect our low levels of net sales, which have resulted in unabsorbed manufacturing costs and high costs of materials due to the inability to achieve purchasing economies of scale. We expect that, if product sales increase significantly, costs of sales per unit of product will decrease because fixed manufacturing costs will be distributed over the larger sales volume, and material costs will decrease as the result of volume purchases. However, even with product sales increases, cost of sales per unit of product may not decrease significantly or at all because the magnitude of the sales increase may not be sufficient or because manufacturing, material and other costs may independently increase.

          For the three months ended March 31, 2002, research and development expenses were $610,000 compared to $372,000 for the comparable period of 2001. The increase for the three month period ended March 31, 2002 as compared to the comparable period of 2001 was primarily due to an increase in headcount in connection with the acquisition of NSM. We believe that research and development expenses will remain relatively constant in dollar amounts during the remainder of 2002.

          Marketing and sales expenses were $1,079,000 for the three months ended March 31, 2002 compared to $752,000 for the comparable period in 2001. The increase for the three months ended March 31, 2002 as compared to the comparable period in 2001 is primarily due to an increase in headcount and related marketing and sales expenses related to the acquisition of NSM. We believe that marketing and sales expenses will increase in dollar amounts during the remainder of 2002 as we have added significant resources in marketing and business development to allow us to address new markets and expand our customer base, but decline as a percentage of sales in the long term.

          General and administrative expenses were $387,000 for the three months ended March 31, 2002 compared to $278,000 for the comparable period in 2001. The increase is primarily due to an increase in headcount in connection with the acquisition of NSM. General and administrative expenses are expected to remain relatively constant in dollar amounts during the remainder of 2002.

          Intangible amortization of $190,000 for the three months ended March 31, 2002 consists of the amortization of acquired intangible assets. The July 2001 acquisition of NSM generated approximately $3,376,000 in identified intangibles, which are currently being amortized over periods ranging from four to six years. We expect amortization expense to be approximately $190,000 for each quarter during 2002.

Amortization could be affected by other acquisitions or impairment of existing identified intangible assets in future periods.

          Interest expense was $63,000 for the three months ended March 31, 2002 as compared to $23,000 for the three months ended March 31, 2001. The increase is primarily due to the interest on the debt assumed from the acquisition of NSM.

          Notwithstanding the foregoing, we may incur significant, unexpected expenses as a result of attempts to respond to technological advances, increased competition, new product announcements and releases by our competitors, changes in the data storage market, market opportunities and other factors discussed below in “Factors That May Affect Future Operating Results and the Market Price of Our Stock.”

     Liquidity and Capital Resources

          Net cash used in operating activities for the three month period ended March 31, 2002 was $891,000 compared to $1,064,000 used for the comparable period in 2001. Net cash used in operating activities in 2002 primarily reflects a loss of $1,911,000 partially offset by an increase in accounts payable of $673,000, a decrease in accounts receivable of $288,000 and depreciation and amortization of $294,000. Net cash used in operating activities in 2001 primarily reflects a loss of $1,267,000 partially offset by a decrease in accounts receivable of $431,000.

          Net cash used in investing activities was $22,000 for the three months ended March 31, 2002 compared to $76,000 for the three months ended March 31, 2001 and primarily consisted of purchases of information systems hardware.

          Net cash provided by financing activities was $311,000 for the three months ended March 31, 2002 compared to $1,811,000, provided for the three months ended March 31, 2001. Net cash provided in 2002 consisted primarily of $875,000 of net proceeds from the issuance of preferred stock offset by the repayment of $564,000 of debt. Net cash provided in 2001 consisted primarily of $1,300,000 of net proceeds from the issuance of preferred stock and a $505,000 increase in the borrowings under the company’s factoring agreement.

          We have a factoring agreement that allows us to borrow the lesser of $1,500,000 or 85% of eligible receivables. At December 31, 2001 and March 31, 2002, we were not in compliance with the tangible net assets covenant of the agreement. The Company has requested a waiver of the non-compliance, and although a waiver has not been received, borrowings have continued under the agreement. DISC GmbH is in the process of renegotiating its term loans with their bank. The Company expects this process to be completed by the end of June 2002.

          At March 31, 2002, we had a cash balance of approximately $289,000. In addition, we have a written commitment from our largest investor, MK GVD Fund, to provide the necessary resources to support the company’s operation through April 16, 2003. We believe this commitment, together with cash generated from operations, will be sufficient to meet our operating requirements through April 16, 2003. However, we anticipate that we will continue to incur net losses for the foreseeable future. The ability to sustain our operations for a significant period after April 16, 2003 will depend on our ability to significantly increase sales or raise significant additional equity or debt financing on terms acceptable to us. There is no assurance that any of these conditions will be achieved. In particular, we expect to require increasing amounts of cash to finance our efforts to increase sales, which we plan to achieve by increasing selling efforts to large system integrators and OEMs, by hiring additional sales and sales support staff and by making evaluation units available. In addition, we intend to expand our current network of resellers. We may require cash to finance purchases of inventory to satisfy anticipated increased sales as our products achieve market acceptance. In addition, we expect that the continued integration of our acquisition of NSM and the support of its operations will require cash as well. If we incur greater expenditures than we anticipate in these or other matters, and we cannot raise funds at acceptable terms or at all, we may not be able to develop or enhance our products, take advantage of other opportunities or respond to competitive pressures or unanticipated requirements.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

          This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that these forward-looking statements are subject to the safe harbors created by those provisions. These forward-looking statements include statements relating to:

•	future research and development projects;

•	increasing our sales efforts and possible increases in sales;

•	potential future decreases in costs of sales per unit;

•	expected research and development, marketing and sales and general and administrative expenditures;

•	expanding our sales channels;

•	expected sales cycles;

•	the need for, and availability of, additional financing; and

•	actual and potential acquisitions and their effects on our financial position.

          The forward-looking statements included in this quarterly report on Form 10-Q are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding our business, which involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure that the results contemplated in forward-looking statements will be realized. In addition, our business and operations are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements (see “Additional Factors that May Affect Future Operating Results and the Market Price of our Stock” starting on page 9 of our annual report on Form 10-K for the year ended December 31, 2001 and “Factors that May Affect Future Operating Results and the Market Price of our Stock” below). In light of the significant uncertainties inherent in the forward-looking information included in this quarterly report on Form 10-Q, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Factors That May Affect Future Operating Results and the Market Price of Our Stock

          Our future operating results, and stock price, may be affected by a number of factors, many of which are beyond our control. These factors include the following:

     Any inability to meet our future capital requirements would limit our ability to grow.

          To date, we have not generated enough cash from operations to fund our business, and we will likely need to seek additional funding in the future. In the event we need to raise additional funds, we may not be able to do so on favorable terms, if at all. We have a firm commitment from our largest investor, MK GVD Fund, to provide us with the necessary financial resources to support our operations through April 16, 2003. However, there can be no assurance that this investor, or any of our other investors, will be willing to make similar commitments in the future. Further, if we issue equity securities, shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our existing securities. If we cannot raise funds on acceptable terms or if financing is not available at all, we may not be able to fund our operations, develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

     We have a history of losses and we expect to incur future losses.

          We have experienced significant operating losses since our inception, and as of March 31, 2002 had an accumulated deficit of $38,165,000. We expect to continue to incur net losses for the foreseeable future, and our ability to sustain our operations for a significant period after December 31, 2002 will depend on our ability to significantly increase or even maintain sales or raise significant additional debt or equity financing. There can be no assurance we will be able to increase sales or that additional financing will be available on acceptable terms, or at all. Even if we are able to increase sales, we may incur net losses for the foreseeable future due to anticipated spending increases primarily on sales, marketing and research and development efforts. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis.

     Our quarterly revenues and operating results may fluctuate for a number of reasons, which may cause our stock price to fluctuate.

          Our quarterly operating results have varied in the past and are likely to vary significantly in the future due to several factors, including:

•	the size and timing of significant customer orders;

•	shifts in product or distribution channel mix;

•	increased competition and pricing pressure;

•	timing of new product announcements and releases by us or our competitors;

•	new product developments by storage device manufacturers;

•	the rate of growth in the data storage market;

•	market acceptance of new and enhanced versions of our products;

•	timing and levels of our sales and operating expenses;

•	gain or loss of significant customers or distributors;

•	changes in economic conditions;

•	personnel changes; and

•	our ability to effectively integrate the products and operations of NSM Storage GmbH with ours.

          Our quarterly revenue and operating results have been affected by seasonal trends. These trends often result in lower revenue in the first quarter of each fiscal year compared to the fourth quarter of the previous fiscal year due to customer purchasing and budgetary practices.

          The general sales cycles for distribution of our products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for value-added resellers, or VARs, and small system integrators and from one to two years for original equipment manufacturers, or OEMs, product integrators and large system integrators. Our variable and extended sales cycle makes it difficult to predict if or when revenue will be earned. Since our operating expenses are based on anticipated revenue levels and because a high percentage of these expenses are relatively fixed, a delay in a sale or revenue recognition for a sale could cause significant variations in our operating results from quarter to quarter and could cause unexpected results.

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

          Historically, we have operated with little order backlog and, due to the nature of our business, do not anticipate that we will have significant backlog in the future. Consequently, a large portion of our revenue in each quarter results from orders placed during that quarter. Because of the relatively large dollar size of orders from our distributors and OEMs, delay in the placing of a small number of orders by a small number of purchasers could negatively affect our operating results for a particular period. In addition, our operating expense levels are, in the short term, largely fixed and are based, in part, on expectations regarding future revenue. Thus, our operating results could be disproportionately affected if we do not receive the expected number of orders in a given quarter and our net sales falls below our expectations.

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

          The majority of our end users purchase our products from distributors, VARs, OEMs and systems integrators. We have no long-term orders with any of our significant customers or distributors. Generally we sell products pursuant to purchase orders. In addition, our distributors carry competing product lines which they may promote over our products. A distributor may not continue to purchase our products or market them effectively. Moreover, certain of our contracts with our distributors contain “most favored nation” pricing provisions which mandate that we offer our products to these customers at the lowest price offered to other similarly situated customers. Our operating results could be adversely affected if any of the following factors were to occur relating to one or more of our significant resellers:

•	the reduction, delay or cancellation of orders or the return of a significant amount of products;

•	the loss of one or more of such resellers; or

•	any financial difficulties of those resellers that result in their inability to pay amounts owed to us.

     There are substantial risks associated with the acquisition of NSM Storage GmbH.

          We recently acquired NSM Storage GmbH, which we renamed DISC, GmbH. If we are not successful in integrating its products, services, technology and operations with ours, including coordinating our research development and sales and marketing efforts, the net sales and operating results of the combined company could decline. During the integration of NSM, our financial performance will be subject to risks commonly associated with an acquisition, including the financial impact of expenses necessary to realize benefits from the acquisition and the potential for disruption of operations, including the diversion of management’s attention. We will face difficulties integrating personnel with disparate backgrounds and combining corporate cultures, and we may lose key employees. We may also lose customers and potential customers of NSM in connection with the transition of ownership or otherwise.

          In addition, in connection with the acquisition of DISC GmbH, we assumed debt payable to financial institutions. To the extent DISC GmbH does not generate sufficient cash flow to meet its working capital requirements and such working capital is not available from other sources, our operations may be curtailed or otherwise adversely impacted.

          The market for DISC GmbH product may not materialize or be of sufficient size to enable us to recover our investment, resulting in the impairment of goodwill, intangible or other long lived assets. We may not be able to accurately predict a potential impairment of the goodwill resulting from the acquisition or of the identified intangible assets.

     Our stock price may be extremely volatile.

          The market price of our common stock has experienced fluctuations and is likely to fluctuate significantly in the future. Our stock price can fluctuate for a number of reasons, including:

•	announcements about us or our competitors;

•	quarterly variations in operating results;

•	the introduction of new technologies or products;

•	changes in product pricing policies by us or our competitors;

•	comments regarding us and the data storage market made on Internet bulletin boards; and

•	changes in earnings estimates by analysts or changes in accounting policies.

          In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. In addition, the securities of many high technology companies, including our securities, have historically been subject to extensive price and volume fluctuations that may affect the market price of their common stock. These broad market fluctuations may adversely affect the market price of our common stock.

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

          The market for our products is characterized by rapidly changing technology and evolving industry standards and is highly competitive with respect to timely innovation. At this time, the data storage market is particularly subject to change with the emergence of Fibre Channel protocol and new storage solutions such as storage area networks and network attached storage devices. The introduction of new products embodying new or alternative technology or the emergence of new industry standards could render our existing products obsolete or unmarketable. Our future success will depend in part on our ability to anticipate changes in technology, to gain access to such technology for incorporation into our products and to develop new and enhanced products on a timely and cost-effective basis. Risks inherent in the development and introduction of new products include:

•	the difficulty in forecasting customer demand accurately;

•	the possibility that sales of new products may cannibalize sales of our current products;

•	delays in our initial shipments of new products;

•	competitors’ responses to our introduction of new products; and

•	the desire by customers to evaluate new products for longer periods of time before making a purchase decision.

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

     A failure to develop and maintain propriety technology will negatively affect our business.

          Because our business depends on technology, our ability to compete effectively depends in part on our ability to develop and maintain proprietary aspects of our technology. We hold United States and German patents covering various aspects of our technology, including the overall system design of our products. These patents expire between 2007 and 2014. We cannot be certain that these patents will provide meaningful protection for our product innovations. We also rely on a combination of copyright, trademark, trade secret and other intellectual property laws and various contract rights to protect our proprietary rights. Such rights, however, may not preclude competitors from developing products that are substantially equivalent or superior to our products. There can be no assurance that our proprietary technology will remain a trade secret or that others will not develop a similar technology and use that technology to compete with us. In addition, many aspects of our products are not subject to intellectual property protection and can therefore be reproduced by our competitors.

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

          As of March 31, 2002, our executive officers, directors and principal shareholders beneficially owned, in the aggregate, approximately 88% of our outstanding common stock, preferred stock and warrants, on an as-if-converted basis. In particular, our largest investor beneficially owns approximately 87% of our outstanding common stock, preferred stock and warrants, on an as-converted basis. As a result, these shareholders, if acting together, will be able to exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could disadvantage other shareholders with interests different from those of our officers, directors and principal shareholders. For example, our officers, directors and principal shareholders could delay or prevent an acquisition or merger even if the transaction would benefit other shareholders.

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

          We expect that international revenues will continue to represent a significant portion of our net revenues in the foreseeable future. Doing business internationally involves greater expenses and many additional risks. For example, because the products we sell abroad and the products and services we buy abroad are priced in foreign currencies, we may be affected by fluctuating exchange rates. We might not successfully protect ourselves against currency rate fluctuations, and our financial performance could be harmed as a result. In addition, we face other risks of doing business internationally, including:

•	unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

•	reduced protection for intellectual property rights in some countries;

•	differing labor regulations;

•	compliance with a wide variety of complex regulatory requirements;

•	changes in a country’s or region’s political or economic conditions;

•	greater difficulty in staffing and managing foreign operations; and

•	increased financial accounting and reporting burdens and complexities.

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

          The trading of our common stock on the Nasdaq SmallCap Market is conditioned upon our meeting certain asset, revenues and stock price tests. If we fail any of these tests, our common stock may be delisted from trading on the Nasdaq system, which could materially adversely affect the trading market and prices for those securities. In addition, low price stocks are subject to additional risks including additional state regulatory requirements and the potential loss of effective trading markets.

     We rely on a continuous power supply to conduct our operations, and California’s current energy crisis could disrupt our operations and increase our expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          We are not exposed to significant market risk related to fluctuations in interest rates related to interest income, because we are not expected to have significant investments in fiscal 2002. In addition, we do not use derivative financial instruments of any kind.

          We are exposed to short-term fluctuations in interest rates as our borrowings on our lines of credit have variable interest rates. A sharp increase in interest rates would have an adverse impact on our interest expense.

          International sales are made mostly from our German subsidiary and have historically typically been denominated in German Marks, and beginning January 1, 2002 are typically denominated in Euro. Our German subsidiary also incurs most of its expenses in the local currency, the Euro. Accordingly, our foreign subsidiary uses its local currency as its functional currency.

          Our international business is subject to risks typical of an international business including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the financial results of our foreign subsidiaries are translated into United States Dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected performance.

          We plan to assess the need to enter into foreign currency exchange forward contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities, primarily denominated in Euro. We also plan to assess the need to periodically hedge anticipated transactions.

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

          As more fully discussed in Note 4 to the Condensed Notes to Consolidated Financial Statements, we have issued 2,252 shares of our Series GG preferred stock, 16,260 shares of our Series HH preferred stock, 6,667 shares of our Series II preferred stock, 24,138 shares of our Series JJ preferred stock and 14,706 shares of our Series KK preferred stock. The preferred stock have certain rights, privileges and preferences (including liquidation preferences) over our common stock.

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of our security holders during the first quarter of the fiscal year ended December 31, 2002.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits.

Exhibit
Number	Description

10.38	Twentieth Amendment to Convertible Debenture Purchase Agreement dated March 6, 2002.
10.39	Twenty-First Amendment to Convertible Debenture Purchase Agreement dated March 15, 2002.
10.40	Twenty-Second Amendment to Convertible Debenture Purchase Agreement dated March 19, 2002.
10.41	Twenty-Third Amendment to Convertible Debenture Purchase Agreement dated March 26, 2002.
10.42	Twenty-Fourth Amendment to Convertible Debenture Purchase Agreement dated March 27, 2002.

          (b) Reports on Form 8-K

               Current Report on Form 8-K filed on March 12, 2002 announcing the appointment of Robert W. Riland III to President and CEO.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISC, INC.

Dated: May 15, 2002	By:	/s/ Robert W. Riland III Robert W. Riland III President and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2002	By:	/s/ Henry Madrid Henry Madrid Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

10.38	Twentieth Amendment to Convertible Debenture Purchase Agreement dated March 6, 2002.
10.39	Twenty-First Amendment to Convertible Debenture Purchase Agreement dated March 15, 2002.
10.40	Twenty-Second Amendment to Convertible Debenture Purchase Agreement dated March 19, 2002.
10.41	Twenty-Third Amendment to Convertible Debenture Purchase Agreement dated March 26, 2002.
10.42	Twenty-Fourth Amendment to Convertible Debenture Purchase Agreement dated March 27, 2002.