Form 10-Q
period 2002-06-30
DISC INC/CA
filed 2002-08-14
CIK 891788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 1-11578

DISC, INC.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization	77-0129625 (I.R.S. Employer Identification Number)

372 Turquoise Street Milpitas, California (Address of principal executive offices)	95035 (Zip Code)

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

     Yes ☒ No ☐

     The number of shares outstanding of the registrant’s common stock as of July 31, 2002 was 4,817,617.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II — OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Matters
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 10.43
EXHIBIT 10.44
EXHIBIT 10.45
EXHIBIT 10.46
EXHIBIT 10.47
EXHIBIT 10.48
EXHIBIT 10.49
EXHIBIT 10.50
EXHIBIT 99.1

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

DISC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash	$207,000	$879,000
Accounts receivable, net	1,966,000	2,318,000
Inventories	2,763,000	2,941,000
Prepaid expenses and deposits	173,000	310,000

Total current assets	5,109,000	6,448,000
Property and equipment, net	615,000	771,000
Goodwill	3,182,000	3,182,000
Other intangible assets, net	2,678,000	3,059,000
Other assets	44,000	31,000

Total assets	$11,628,000	$13,491,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$1,107,000	$1,402,000
Current portion of long term debt	285,000	361,000
Accounts payable	2,985,000	3,022,000
Accrued expenses and other liabilities	2,018,000	2,027,000

Total current liabilities	6,395,000	6,812,000
Other liabilities, long-term	182,000	119,000
Term loans, net of current portion	1,539,000	1,422,000
Deferred tax liability, net	1,008,000	1,151,000

Total liabilities	9,124,000	9,504,000

Shareholders’ equity:
Convertible Preferred Stock; no par value:
10,000,000 shares authorized; 5,704,878 shares and 5,485,235 shares issued and outstanding	25,502,000	23,552,000
Common Stock; no par value: 40,000,000 shares authorized; 4,817,617 shares and 4,817,617 shares issued and outstanding	17,175,000	16,725,000
Accumulated deficit	(39,947,000)	(36,254,000)
Accumulated other comprehensive loss	(226,000)	(36,000)

Total shareholders’ equity	2,504,000	3,987,000

Total liabilities and shareholders’ equity	$11,628,000	$13,491,000

See the accompanying condensed notes to these consolidated financial statements.

DISC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months ended June 30		Six Months ended June 30

	2002	2001	2002	2001

Net sales	$3,174,000	$2,513,000	$5,827,000	$4,075,000

Costs and expenses:
Cost of sales	2,536,000	2,087,000	4,771,000	3,491,000
Research and development	647,000	416,000	1,257,000	788,000
Marketing and sales	1,132,000	829,000	2,211,000	1,581,000
General and administrative	505,000	312,000	892,000	590,000
Intangible amortization	191,000	—	381,000	—

	5,011,000	3,644,000	9,512,000	6,450,000

Loss from operations	(1,837,000)	(1,131,000)	(3,685,000)	(2,375,000)
Interest and other expense, net	(88,000)	(30,000)	(151,000)	(53,000)

Net loss before income taxes	(1,925,000)	(1,161,000)	(3,836,000)	(2,428,000)
Income tax benefit	143,000	—	143,000	—

Net loss	(1,782,000)	(1,161,000)	(3,693,000)	(2,428,000)
Deemed preferred stock dividend	(831,000)	(348,000)	(1,326,000)	(814,000)

Net loss attributable to common shareholders	$(2,613,000)	$(1,509,000)	$(5,019,000)	$(3,242,000)

Net loss per share attributable to common shareholders — basic and diluted	$(0.54)	$(0.39)	$(1.04)	$(0.84)

Weighted average common shares for basic and diluted net loss per share calculation	4,818,000	3,846,000	4,818,000	3,845,000

See the accompanying condensed notes to these consolidated financial statements.

DISC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months ended June 30,

	2002	2001

Cash flows used in operating activities:
Net loss	$(3,693,000)	$(2,428,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	584,000	146,000
Provision for allowance for doubtful accounts	19,000	10,000
Provision for excess and obsolete inventories	76,000	55,000
Changes in assets and liabilities:
Accounts receivable	408,000	(334,000)
Inventories	266,000	68,000
Prepaid expenses and deposits	141,000	(126,000)
Accounts payable	(191,000)	(139,000)
Accrued expenses and other liabilities	(164,000)	191,000

Net cash used in operating activities	(2,554,000)	(2,557,000)

Cash flows used in investing activities:
Purchase of property and equipment	(24,000)	(123,000)
Purchase of other assets	(9,000)	—

Net cash used in investing activities	(33,000)	(123,000)

Cash flows provided by financing activities:
Net borrowings under (repayments of) lines of credit, net	(495,000)	732,000
Proceeds from issuance of Common Stock	—	6,000
Proceeds from issuance of Preferred Stock and warrants for Common Stock	2,400,000	2,450,000

Net cash provided by financing activities	1,905,000	3,188,000

Effect of exchange rate change on cash	10,000	—

Net increase (decrease) in cash	(672,000)	508,000
Cash at beginning of period	879,000	128,000

Cash at end of period	$207,000	$636,000

See the accompanying condensed notes to these consolidated financial statements.

DISC, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company

  Basis of Presentation

     We have prepared the unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles pursuant to these rules and regulations. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the years ended December 31, 2001 and 2000 included in our Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year, which ends December 31, 2002, or for any other period.

     In March 2002, we have received a written commitment from our largest investor, MK GVD Fund, to provide the necessary resources to support the company’s operation through April 16, 2003. We believe this committed future investment will be sufficient to meet our operating requirements through April 16, 2003. However, we anticipate that we will continue to incur net losses for the foreseeable future. The ability to sustain our operations for a significant period after April 16, 2003 will depend on our ability to significantly increase sales or raise significant additional equity or debt financing on terms acceptable to us. There is no assurance that any of these conditions will be achieved. In particular, we expect to require increasing amounts of cash to finance our efforts to increase sales, which we plan to achieve by increasing selling efforts to large system integrators and OEMs, by hiring additional sales and sales support staff and by making evaluation units available. In addition, we intend to expand our current network of resellers. We may require cash to finance purchases of inventory to satisfy anticipated increased sales as our products achieve market acceptance. In addition, we expect that the continued integration of our acquisition of DISC GmbH and the support of its operations will require cash as well. If we incur greater expenditures than we anticipate in these or other matters, and we cannot raise funds at acceptable terms or at all, we may not be able to develop or enhance our products, take advantage of other opportunities or respond to competitive pressures or unanticipated requirements. As a consequence, if we are unable to generate sufficient revenues or raise funding as required, the operations and prospects of our company, and its ability to continue as a going concern and to achieve its intended business objectives, will be severely harmed.

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

Note 2 — Balance Sheet Details

	June 30,	December 31,
	2002	2001

Inventories:
Purchased component parts and subassemblies	$1,887,000	$2,119,000
Work-in-process	383,000	494,000
Finished goods	493,000	328,000

	$2,763,000	$2,941,000

Other Intangible Assets:
Developed Technology	$2,604,000	$2,604,000
Core Technology	72,000	72,000
Patents	471,000	471,000
Tradenames	229,000	229,000

	3,376,000	3,376,000
Less: Accumulated amortization	(698,000)	(317,000)

	$2,678,000	$3,059,000

     Accounts receivable at June 30, 2002 and December 31, 2001 are presented net of an allowance for doubtful accounts of $245,000 and $275,000, respectively.

Note 3 — Related Party Transactions

     During the six months ended June 30, 2002, the Company sold and MK GVD Fund, the principal shareholder, purchased 2,252, 16,260, 6,667, 24,138, 14,706, 1,961, 5,864, 9,804, 10,067, 28,846, 28,090, 27,778, and 43,210 shares of convertible preferred stock, Series GG, HH, II, JJ, KK, LL, MM, NN, OO, PP, QQ, RR, and SS, respectively, and warrants under a formula set out in a March 1996 agreement for aggregate proceeds of $25,000, $200,000, $100,000, $350,000, $200,000, $30,000, $95,000, $150,000, $150,000, $300,000, $250,000, $200,000, and $350,000, respectively. The warrants allow the holder to purchase 5,630, 40,650, 16,666, 60,344, 36,764, 4,902, 14,660, 24,509, 25,167, 72,115, 70,224, 69,444 and 108,024 shares of common stock for an exercise price of $1.39, $1.54, $1.87, $1.81, $1.70, $1.91, $2.03, $1.91, $1.86, $1.30, $1.11, $0.90, and $1.01 per share, respectively. Under the agreement the number of shares of preferred stock was determined based on the lower of 85% of the closing bid price or the average closing price of the Company’s Common Stock for the five trading days ended three days prior to the issuance date, but not to exceed $2.50 per share as converted into common stock.

     The fair value of the warrants issued during the three months ended June 30, 2002, $472,000, was determined using a Black Scholes option pricing model with the following assumptions: volatility of 145%; risk free interest rates ranging from 4.15% to 4.94%; expected life of five years and no dividend yield. The fair value of the warrants is recorded in shareholders equity.

     A beneficial conversion feature is computed as the intrinsic value of the spread between the quoted market price of common stock and the conversion price multiplied by the number of common shares into which the preferred stock converts. This beneficial conversion feature is accounted for as a deemed dividend to the preferred stockholders and increases the net loss attributable to common shareholders.

Note 4 — Comprehensive Loss

     A summary of comprehensive loss for the periods presented is as follow:

	Three Months ended June 30		Six Months ended June 30

	2002	2001	2002	2001

Net loss	$(1,782,000)	$(1,161,000)	$(3,693,000)	$(2,428,000)
Foreign currency translation loss	(245,000)	—	(190,000)	—

Total comprehensive loss	$(2,027,000)	$(1,161,000)	$(3,883,000)	$(2,428,000)

Note 5 — Recent Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company has adopted SFAS No. 142 effective January 1, 2002 and has determined that there was no impairment.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities’” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS 146 during the third quarter of this fiscal year. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

Note 6 — Operating Segments

     The Company operates in one industry segment.

     The following is a summary of the Company’s revenue attributed to the geographic regions:

	Three Months ended June 30		Six Months ended June 30

	2002	2001	2002	2001

North America	$2,014,000	$2,272,000	$3,786,000	$3,668,000
Europe	979,000	241,000	1,656,000	404,000
Asia	140,000	—	241,000	—
Others	41,000	—	144,000	3,000

	$3,174,000	$2,513,000	$5,827,000	$4,075,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

  Results of Operations

     For the three and six months ended June 30, 2002, the company had sales of $3,174,000 and $5,827,000, respectively, compared to sales of $2,513,000 and $4,075,000, respectively, for the three and six months ended June 30, 2001. The increase was primarily related to our July 2001 acquisition of NSM Storage GmbH (which we subsequently renamed DISC GmbH). The general sales cycles for distribution of our products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for value added resellers and small system integrators and from one to two years for original equipment manufacturers, product integrators and large system integrators. Because our products are part of large systems, the sales cycles for our products vary significantly and are difficult to predict for any particular transaction. The long and often unpredictable sales cycles for our products complicate forecasting for operational planning and may cause net sales and operating results to vary significantly from quarter to quarter.

     Cost of sales, as a percentage of sales, decreased to 80% and 82%, respectively, for the three and six months ended June 30, 2002, as compared to 83% and 86% for the comparable 2001 period, primarily due to the addition of the NSM product line which has a lower per unit cost. Our relatively low gross margins reflect our low levels of net sales, which have resulted in unabsorbed manufacturing costs and high costs of materials due to the inability to achieve purchasing economies of scale. We expect that, if product sales increase significantly, costs of sales per unit of product will decrease because fixed manufacturing costs will be distributed over the larger sales volume, and material costs will decrease as the result of volume purchases. However, even with product sales increases, cost of sales per unit of product may not decrease significantly or at all because the magnitude of the sales increase may not be sufficient or because manufacturing, material and other costs may independently increase.

     For the three and six months ended June 30, 2002, research and development expenses were $647,000 and $1,257,000, respectively, compared to $416,000 and $788,000 for the comparable period of 2001. The increase for the three and six month periods ended June 30, 2002 as compared to the comparable periods of 2001 were primarily due to an increase in headcount in connection with the acquisition of DISC GmbH. We believe that research and development expenses will remain relatively constant in dollar amounts during the remainder of 2002.

     Marketing and sales expenses were $1,132,000 and $2,211,000, respectively, for the three and six months ended June 30, 2002 compared to $829,000 and $1,581,000 for the comparable period in 2001. The increase for the three and six month periods ended June 30, 2002 as compared to the comparable period in 2001 is primarily due to an increase in headcount and related marketing and sales expenses related to the acquisition of DISC GmbH. We believe that marketing and sales expenses will increase moderately in dollar amounts during the remainder of 2002 as we have added significant resources in marketing and business development to allow us to address new markets and expand our customer base, but decline as a percentage of sales in the long term.

     General and administrative expenses were $505,000 and $892,000, respectively, for the three and six months ended June 30, 2002 compared to $312,000 and $590,000 for the comparable period in 2001. The increase is primarily due to an increase in headcount in connection with the acquisition of DISC GmbH. General and administrative expenses are expected to remain relatively constant in dollar amounts during the remainder of 2002.

     Intangible amortization of $191,000 and $381,000, respectively, for the three and six months ended June 30, 2002 consist of the amortization of acquired intangible assets. The July 2001 acquisition of DISC GmbH generated approximately $3,376,000 in identified intangibles, which are currently being amortized over periods ranging from four to six years. We expect amortization expense to be approximately $190,000 for each quarter during 2002. Amortization could be affected by other acquisitions or impairment of existing identified intangible assets in future periods.

     Interest and other expense were $88,000 and $151,000, respectively, for the three and six months ended June 30, 2002 as compared to $30,000 and $53,000, respectively, for the three and six months ended June 30, 2001. The increase is primarily due to the interest on the debt assumed from the acquisition of DISC GmbH.

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

  Liquidity and Capital Resources

     Net cash used in operating activities for the six month period ended June 30, 2002 was $2,554,000 compared to $2,557,000 used for the comparable period in 2001. Net cash used in operating activities in 2002 primarily reflects a loss of $3,693,000 partially offset by a decrease in accounts receivable of $408,000, a decrease in inventory of $266,000 and depreciation and amortization of $584,000. Net cash used in operating activities in 2001 primarily reflects a loss of $2,428,000 and in increase in accounts receivable of $334,000.

     Net cash used in investing activities was $33,000 for the six months ended June 30, 2002 compared to $123,000 for the six months ended June 30, 2001 and primarily consisted of purchases of hardware.

     Net cash provided by financing activities was $1,905,000 for the six months ended June 30, 2002 compared to $3,188,000, provided for the six months ended June 30, 2001. Net cash provided in 2002 consisted primarily of $2,400,000 of net proceeds from the issuance of preferred stock offset by the repayment of $495,000 of debt. Net cash provided in 2001 consisted primarily of $2,450,000 of net proceeds from the issuance of preferred stock and a $732,000 increase in the borrowings under the company’s factoring agreement.

     We have a factoring agreement that allows us to borrow the lesser of $1,500,000 or 85% of eligible receivables. As of June 30, 2002 our outstanding balance under this agreement was $441,000. At December 31, 2001, March 31, 2002 and June 30, 2002 we were not in compliance with the tangible net assets covenant of the agreement. We have requested a waiver of the non-compliance and although a waiver has not been received, borrowings have continued under the agreement.

     At June 30, 2002, we had a cash balance of approximately $207,000. In addition, we have a written commitment from our largest investor, MK GVD Fund, to provide the necessary resources to support the company’s operation through April 16, 2003. We believe this committed future investment will be sufficient to meet our operating requirements through April 16, 2003. However, we anticipate that we will continue to incur net losses for the foreseeable future. The ability to sustain our operations for a significant period after April 16, 2003 will depend on our ability to significantly increase sales or raise significant additional equity or debt financing on terms acceptable to us. There is no assurance that any of these conditions will be achieved. In particular, we expect to require increasing amounts of cash to finance our efforts to increase sales, which we plan to achieve by increasing selling efforts to large system integrators and OEMs, by hiring additional sales and sales support staff and by making evaluation units available. In addition, we intend to expand our current network of resellers. We may require cash to finance purchases of inventory to satisfy anticipated increased sales as our products achieve market acceptance. In addition, we expect that the continued integration of our acquisition of DISC GmbH and the support of its operations will require cash as well. If we incur greater expenditures than we anticipate in these or other matters, and we cannot raise funds at acceptable terms or at all, we may not be able to develop or enhance our products, take advantage of other opportunities or respond to competitive pressures or unanticipated requirements. As a consequence, if we are unable to generate sufficient revenues or raise funding as required, the operations and prospects of our company, and its ability to continue as a going concern and to achieve its intended business objectives, will be severely harmed.

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

Factors That May Affect Future Operating Results and the Market Price of Our Stock

     Our future operating results, and stock price, may be affected by a number of factors, many of which are beyond our control. These factors include the following:

  Our inability to meet ongoing funding requirements could severely harm our operations and the prospects of our company.

     To date, we have not generated enough cash from operations to fund our business, and we anticipate that we will need to seek additional funding in the future in order to fund our operations. In the event we need to raise additional funds, we may not be able to do so on favorable terms, if at all. We have a firm commitment from our largest shareholder, MK GVD Fund, to continue to provide us with the necessary financial resources to support our operations through April 16, 2003. There can be no assurance that this shareholder, or any other investor, will be willing to make similar commitments in the future. There also can be no assurance that other funding sources will be available to us on a timely basis to fund our operations on terms acceptable to us, or at all. If we are unable to raise sufficient funding as required, the operations and prospects of our company, and its ability to continue as a going concern, will be severely harmed.

  We have a history of losses and we expect to incur future losses.

     We have experienced significant operating losses since our inception, and as of June 30, 2002 had an accumulated deficit of $39,947,000. We expect to continue to incur net losses for the foreseeable future, and our ability to sustain our operations for a significant period after December 31, 2002 will depend on our ability to significantly increase or even maintain sales or raise significant additional debt or equity financing. There can be no assurance we will be able to increase sales or that additional financing will be available on acceptable terms, or at all. Further, if we issue equity securities, shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our existing securities. Even if we are able to increase sales, we may incur net losses for the foreseeable future due to anticipated spending increases primarily on sales, marketing and research and development efforts. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis.

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

     We acquired NSM Storage GmbH in July 2001, which we renamed DISC, GmbH. If we are not successful in integrating its products, services, technology and operations with ours, including coordinating our research development and sales and marketing efforts, the net sales and operating results of the combined company could decline. During the integration of NSM, our financial performance will be subject to risks commonly associated with an acquisition, including the financial impact of expenses necessary to realize benefits from the acquisition and the potential for disruption of operations, including the diversion of management’s attention. We will face difficulties integrating personnel with disparate backgrounds and combining corporate cultures, and we may lose key employees. We may also lose customers and potential customers of NSM in connection with the transition of ownership or otherwise.

     In addition, in connection with the acquisition of DISC GmbH, we assumed debt payable to financial institutions. To the extent DISC GmbH does not generate sufficient cash flow to meet its working capital requirements and such working capital is not available from other sources, our operations may be curtailed or otherwise adversely impacted.

     The market for DISC GmbH products may not materialize or be of sufficient size to enable us to recover our investment, resulting in the impairment of goodwill, intangible or other long lived assets. Moreover, we may not be able to accurately predict a potential impairment of the goodwill resulting from the acquisition or of the identified intangible assets, which could require us to write-off a significant portion of the goodwill or the identified intangible assets, thereby adversely affecting our operating results.

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

     As of June 30, 2002, our executive officers, directors and principal shareholders beneficially owned, in the aggregate, approximately 89% of our outstanding common stock, preferred stock and warrants, on an as-if-converted basis. In particular, our largest investor beneficially owns approximately 88% of our outstanding common stock, preferred stock and warrants, on an as-converted basis. As a result, these shareholders, if acting together, will be able to exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could disadvantage other shareholders with interests different from those of our officers, directors and principal shareholders. For example, our officers, directors and principal shareholders could delay or prevent an acquisition or merger even if the transaction would benefit other shareholders.

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     As more fully discussed in Note 3 to the Condensed Notes to the Condensed consolidated Financial Statements, we have issued preferred stock during the second quarter of the fiscal year ended June 30, 2002. The preferred stock has certain rights, privileges and preferences (including liquidation preferences) over our common stock.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our security holders during the quarter ended June 30, 2002.

Item 5. Other Matters

     We currently engage PricewaterhouseCoopers LLP (“PWC”) as our independent accountants. In addition to the audit services they provide with respect to our annual audited consolidated financial statements included in our Annual Reports on Form 10-K and certain other filings with the Securities and Exchange Commission, PWC has provided us in the past tax compliance services. In accordance with Section 10(A)(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved by the audit committee of our Board of Directors to be performed by PWC. Accordingly, our Audit Committee will be responsible for approving certain non-audit services to be performed by PWC, our independent accountants. These services could relate to consultation, advice and other services in connection with tax planning and compliance, SEC registration statements, potential acquisitions and other transactions, application of generally accepted accounting principles and the provision of statutory audit services in foreign jurisdictions.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit Number	Description

10.43	Twenty-Fifth Amendment to Convertible Debenture Purchase Agreement dated April 4, 2002.
10.44	Twenty-Sixth Amendment to Convertible Debenture Purchase Agreement dated April 12, 2002.
10.45	Twenty-Seventh Amendment to Convertible Debenture Purchase Agreement dated April 24, 2002.
10.46	Twenty-Eighth Amendment to Convertible Debenture Purchase Agreement dated April 26, 2002.
10.47	Twenty-Ninth Amendment to Convertible Debenture Purchase Agreement dated May 3, 2002.
10.48	Thirtieth Amendment to Convertible Debenture Purchase Agreement dated June 10, 2002.
10.49	Thirty-First Amendment to Convertible Debenture Purchase Agreement dated June 27, 2002.
10.50	Thirty-Second Amendment to Convertible Debenture Purchase Agreement dated June 28, 2002.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISC, INC.

Dated: August 14, 2002	By:	/s/ ROBERT W. RILAND III

Robert W. Riland III President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2002	By:	/s/ HENRY MADRID

Henry Madrid Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.43	Twenty-Fifth Amendment to Convertible Debenture Purchase Agreement dated April 4, 2002.
10.44	Twenty-Sixth Amendment to Convertible Debenture Purchase Agreement dated April 12, 2002.
10.45	Twenty-Seventh Amendment to Convertible Debenture Purchase Agreement dated April 24, 2002.
10.46	Twenty-Eighth Amendment to Convertible Debenture Purchase Agreement dated April 26, 2002.
10.47	Twenty-Ninth Amendment to Convertible Debenture Purchase Agreement dated May 3, 2002.
10.48	Thirtieth Amendment to Convertible Debenture Purchase Agreement dated June 10, 2002.
10.49	Thirty-First Amendment to Convertible Debenture Purchase Agreement dated June 27, 2002.
10.50	Thirty-Second Amendment to Convertible Debenture Purchase Agreement dated June 28, 2002.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.