Form 10-Q
period 2002-09-30
DISC INC/CA
filed 2002-11-14
CIK 891788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

     Yes ☒ No ☐

     The number of shares outstanding of the registrant’s common stock as of October 31, 2002 was 4,817,617.

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
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 10.51
EXHIBIT 10.52
EXHIBIT 10.53
EXHIBIT 10.54
EXHIBIT 10.55
EXHIBIT 10.56
EXHIBIT 10.57
EXHIBIT 99.1

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

DISC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash	$496,000	$879,000
Accounts receivable, net	1,886,000	2,318,000
Inventories	2,444,000	2,941,000
Prepaid expenses and deposits	235,000	310,000

Total current assets	5,061,000	6,448,000
Property and equipment, net	586,000	771,000
Goodwill	2,294,000	3,182,000
Other intangible assets, net	2,488,000	3,059,000
Other assets	44,000	31,000

Total assets	$10,473,000	$13,491,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$640,000	$1,402,000
Current portion of long term debt	407,000	361,000
Accounts payable	3,178,000	3,022,000
Accrued expenses and other liabilities	2,006,000	2,027,000

Total current liabilities	6,231,000	6,812,000
Other liabilities, long-term	201,000	119,000
Term loans, net of current portion	1,296,000	1,422,000
Deferred tax liability, net	121,000	1,151,000

Total liabilities	7,849,000	9,504,000

Shareholders’ equity:
Convertible Preferred Stock; no par value:
10,000,000 shares authorized; 5,930,846 shares and 5,485,235 shares issued and outstanding	26,834,000	23,552,000
Common Stock; no par value: 40,000,000 shares authorized; 4,817,617 shares and 4,817,617 shares issued and outstanding	17,468,000	16,725,000
Accumulated deficit	(41,441,000)	(36,254,000)
Accumulated other comprehensive loss	(237,000)	(36,000)

Total shareholders’ equity	2,624,000	3,987,000

Total liabilities and shareholders’ equity	$10,473,000	$13,491,000

See the accompanying condensed notes to these consolidated financial statements.

DISC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months ended September 30,		Nine Months ended September 30,

	2002	2001	2002	2001

Net sales	$2,750,000	$3,739,000	$8,577,000	$7,813,000

Costs and expenses:
Cost of sales	2,368,000	2,818,000	7,139,000	6,310,000
Research and development	617,000	551,000	1,874,000	1,339,000
Marketing and sales	958,000	1,008,000	3,169,000	2,588,000
General and administrative	384,000	392,000	1,276,000	982,000
Intangible amortization	190,000	—	571,000	—

	4,517,000	4,769,000	14,029,000	11,219,000

Loss from operations	(1,767,000)	(1,030,000)	(5,452,000)	(3,406,000)
Interest expense	(48,000)	(76,000)	(180,000)	(129,000)
Other income (expense), net	321,000	—	302,000	—

Net loss before income taxes	(1,494,000)	(1,106,000)	(5,330,000)	(3,535,000)
Income tax benefit	—	—	143,000	—

Net loss	(1,494,000)	(1,106,000)	(5,187,000)	(3,535,000)
Deemed preferred stock dividend	(654,000)	(607,000)	(1,980,000)	(1,426,000)

Net loss attributable to common shareholders	$(2,148,000)	$(1,713,000)	$(7,167,000)	$(4,961,000)

Net loss per share attributable to common shareholders — basic and diluted	$(0.45)	$(0.38)	$(1.49)	$(1.22)

Weighted average common shares for basic and diluted net loss per share calculation	4,818,000	4,548,000	4,818,000	4,080,000

See the accompanying condensed notes to these consolidated financial statements.

DISC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months ended September 30,

	2002	2001

Cash flows used in operating activities:
Net loss	$(5,187,000)	$(3,535,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	871,000	253,000
Provision for doubtful accounts	24,000	18,000
Provision for excess and obsolete inventories	86,000	88,000
Gain on extinguishments of debt	(300,000)	—
Changes in assets and liabilities:
Accounts receivable	471,000	(1,331,000)
Inventories	587,000	(253,000)
Prepaid expenses and deposits	82,000	32,000
Accounts payable	(3,000)	23,000
Accrued expenses and other liabilities	(152,000)	534,000

Net cash used in operating activities	(3,521,000)	(4,171,000)

Cash flows used in investing activities:
Purchase of property and equipment	(91,000)	(184,000)
Acquisition of NSM Storage GmbH, net	—	(342,000)
Purchase of other assets	(9,000)	—

Net cash used in investing activities	(100,000)	(526,000)

Cash flows provided by financing activities:
Net borrowings under (repayments of) lines of credit and term loans	(756,000)	677,000
Proceeds from issuance of Common Stock	—	8,000
Proceeds from issuance of Preferred Stock and warrants for Common Stock	4,025,000	4,650,000

Net cash provided by financing activities	3,269,000	5,335,000

Effect of exchange rate change on cash	(31,000)	10,000

Net increase (decrease) in cash	(383,000)	648,000
Cash at beginning of period	879,000	128,000

Cash at end of period	$496,000	$776,000

Non-cash financing activities:
Issuance of Common Stock in NSM Storage GmbH acquisition	$—	$1,979,000

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

  Foreign Currency Translation

     The functional currency of the Company’s foreign subsidiaries is the local currency. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. Dollars using the exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign currency translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Foreign currency transaction gains or losses were not material in any of the periods presented.

Note 2 — Balance Sheet Details

	September 30,	December 31,
	2002	2001

Inventories:
Purchased component parts and subassemblies	$1,704,000	$2,119,000
Work-in-process	458,000	494,000
Finished goods	282,000	328,000

	$2,444,000	$2,941,000

Other Intangible Assets:
Developed Technology	$2,604,000	$2,604,000
Core Technology	72,000	72,000
Patents	471,000	471,000
Tradenames	229,000	229,000

	3,376,000	3,376,000
Less: Accumulated amortization	(888,000)	(317,000)

	$2,488,000	$3,059,000

     Accounts receivable at September 30, 2002 and December 31, 2001 are presented net of an allowance for doubtful accounts of $238,000 and $275,000, respectively.

Note 3 — Related Party Transactions

     During the nine months ended September 30, 2002, the Company sold and MK GVD Fund, the principal shareholder, purchased 445,611 shares of convertible preferred stock and warrants under a formula set out in a March 1996 agreement for aggregate proceeds of $4,025,000. The warrants allow the holder to purchase 1,114,012 shares of common stock for exercise prices ranging from $0.85-$1.91. Under the agreement the number of shares of preferred stock was determined based on the lower of 85% of the closing bid price or the average closing price of the Company’s Common Stock for the five trading days ended three days prior to the issuance date, but not to exceed $2.50 per share as converted into common stock.

     The fair value of the warrants issued during the three months ended September 30, 2002, $447,000 was determined using a Black Scholes option pricing model with the following assumptions: volatility of 145%; risk free interest rates ranging from 2.50% to 3.49%; expected life of five years and no dividend yield. The fair value of the warrants is recorded in shareholders equity.

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

Note 4 — Term Loans and Lines of Credit

     In September 2002, DISC GmbH reached agreement with a bank with which they have a line of credit whereby DISC GmbH paid $100,000 against their line of credit and the bank agreed to forgive and reduce their outstanding debt by an additional $100,000. Also, in September 2002, DISC GmbH reached agreement with another bank with which it has lines of credit and term loans whereby DISC GmbH agreed to pay $200,000 against their term loans and line of credit and the bank agreed to forgive and reduce their debt by an additional $200,000. The total debt extinguishments from the two banks of $300,000, is included in other income.

Note 5 — Comprehensive Loss

     A summary of comprehensive loss for the periods presented is as follow:

	Three Months ended September 30,		Nine Months ended September 30,

	2002	2001	2002	2001

Net loss	$(1,494,000)	$(1,106,000)	$(5,187,000)	$(3,535,000)
Foreign currency translation loss	(11,000)	(88,000)	(201,000)	(88,000)

Total comprehensive loss	$(1,505,000)	$(1,194,000)	$(5,388,000)	$(3,623,000)

Note 6 — Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company has adopted SFAS No. 142 effective January 1, 2002 and has determined that there was no impairment at the transition date.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities’” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We adopted SFAS 146 during the third quarter of this fiscal year. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

Note 7 — Operating Segments

     The Company operates in one industry segment.

     The following is a summary of the Company’s revenue attributed to the geographic regions:

	Three Months ended September 30,		Nine Months ended September 30,

	2002	2001	2002	2001

North America	$1,849,000	$3,032,000	$5,648,000	$6,702,000
Europe	855,000	625,000	2,490,000	1,027,000
Asia	22,000	77,000	270,000	77,000
Others	24,000	5,000	169,000	7,000

	$2,750,000	$3,739,000	$8,577,000	$7,813,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

  Results of Operations

     For the three and nine months ended September 30, 2002, the company had sales of $2,750,000 and $8,577,000, respectively, compared to sales of $3,739,000 and $7,813,000, respectively, for the three and nine months ended September 30, 2001. The decrease in the three months ended September 30, 2002 from the same period in 2001 is primarily attributable to a slow down by the Federal Government in information technology spending and the overall weakness in the storage industry. The increase in the nine months ended September 30, 2002 from the same period in 2001 is primarily related to our July 2001 acquisition of NSM Storage GmbH (which we subsequently renamed DISC GmbH). The general sales cycles for distribution of our products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for value added resellers and small system integrators and from one to two years for original equipment manufacturers, product integrators and large system integrators. Because our products are part of large systems, the sales cycles for our products vary significantly and are difficult to predict for any particular transaction. The long and often unpredictable sales cycles for our products complicate forecasting for operational planning and may cause net sales and operating results to vary significantly from quarter to quarter.

     Cost of sales, as a percentage of sales, increased to 86% and 83%, respectively, for the three and nine months ended September 30, 2002, as compared to 75% and 81% for the comparable 2001 period. The increase for the three months ended September 30, 2002 from the same period in 2001 is primarily due to product mix and fixed manufacturing costs being distributed over a smaller sales volume. The increase for the nine months ended September 30, 2002 from the same period in 2001 in primarily due to product mix. Our relatively low gross margins reflect our low levels of net sales, which have resulted in unabsorbed manufacturing costs and high costs of materials due to the inability to achieve purchasing economies of scale. We expect that, if product sales increase significantly, costs of sales per unit of product will decrease because fixed manufacturing costs will be distributed over the larger sales volume, and material costs will decrease as the result of volume purchases. However, even with product sales increases, cost of sales per unit of product may not decrease significantly or at all because the magnitude of the sales increase may not be sufficient or because manufacturing, material and other costs may independently increase.

     For the three and nine months ended September 30, 2002, research and development expenses were $617,000 and $1,874,000, respectively, compared to $551,000 and $1,339,000 for the comparable period of

2001. The increase for the three and nine month periods ended September 30, 2002 as compared to the comparable periods of 2001 were primarily due to an increase in headcount in connection with the acquisition of DISC GmbH. We believe that research and development expenses will remain relatively constant in dollar amounts during the remainder of 2002.

     Marketing and sales expenses were $958,000 and $3,169,000, respectively, for the three and nine months ended September 30, 2002 compared to $1,008,000 and $2,588,000 for the comparable period in 2001. The decrease for the three months ended September 30, 2002 from the same period in 2001 is primarily due to lower commission expense, due to the lower sales volume and lower trade show expenses. The increase for the nine months ended September 30, 2002 as compared to the comparable period in 2001 is primarily due to an increase in headcount and related marketing and sales expenses related to the acquisition of DISC GmbH. We believe that marketing and sales expenses will increase moderately in dollar amounts during the remainder of 2002 as we have added significant resources in marketing and business development to allow us to address new markets and expand our customer base, but decline as a percentage of sales in the long term.

     General and administrative expenses were $384,000 and $1,276,000, respectively, for the three and nine months ended September 30, 2002 compared to $392,000 and $982,000 for the comparable period in 2001. General and administrative expense remained relatively constant for the three months ended September 30, 2002 but increased for the nine months ended September 30, 2002 primarily due to an increase in headcount in connection with the acquisition of DISC GmbH. General and administrative expenses are expected to remain relatively constant in dollar amounts during the remainder of 2002.

     Intangible amortization of $190,000 and $571,000, respectively, for the three and nine months ended September 30, 2002 consist of the amortization of acquired intangible assets. The July 2001 acquisition of DISC GmbH generated approximately $3,376,000 in identified intangibles, which are currently being amortized over periods ranging from four to six years. We expect amortization expense to be approximately $190,000 for each quarter during 2002. Amortization could be affected by other acquisitions or impairment of existing identified intangible assets in future periods.

     Interest expense was $48,000 and $180,000, respectively, for the three and nine months ended September 30, 2002 as compared to interest expense of $76,000 and $129,000, respectively, for the three and nine months ended September 30, 2001. The decrease for the three months ended September 30, 2001 is primarily due to less debt outstanding as compared to the same period in 2001. The increase for the nine months ended September 30, 2002, is primarily due to the interest on the debt assumed from the acquisition of DISC GmbH.

     Other income and expense was $321,000 and $302,000, respectively, for the three and nine months ended September 30, 2002. Other income is primarily comprised of a gain of $300,000 related to debt extinguishments as discussed in Note 4 of the Condensed Notes to the Consolidated Financial Statements.

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

  Liquidity and Capital Resources

     Net cash used in operating activities for the nine month period ended September 30, 2002 was $3,521,000 compared to $4,171,000 used for the comparable period in 2001. Net cash used in operating activities in 2002 primarily reflects a loss of $5,187,000 partially offset by a decrease in accounts receivable of $471,000, a decrease in inventory of $587,000, a decrease in accrued expenses and other liabilities of $152,000, a gain on extinguishment of debt of 300,000 (see Note 4) and depreciation and amortization of $871,000. Net cash used in operating activities in 2001 primarily reflects a loss of $3,535,000 partially offset by an increase in accounts receivable of $1,331,000, an increase in inventory of $253,000, an increase in accrued expenses and other liabilities of $534,000, and depreciation and amortization of $253,000.

     Net cash used in investing activities was $100,000 for the nine months ended September 30, 2002 compared to $526,000 for the nine months ended September 30, 2001 and primarily consisted of purchases of hardware and disbursements related to the direct cost of our acquisition of NSM Storage in July 2001.

     Net cash provided by financing activities was $3,269,000 for the nine months ended September 30, 2002 compared to $5,335,000, provided for the nine months ended September 30, 2001. Net cash provided in 2002 consisted primarily of $4,025,000 of net proceeds from the issuance of preferred stock offset by the repayment of $756,000 of debt. Net cash provided in 2001 consisted primarily of $4,650,000 of net proceeds from the issuance of preferred stock and a $677,000 increase in the borrowings under the company’s factoring agreement.

     We have a factoring agreement that allows us to borrow the lesser of $1,500,000 or 85% of eligible receivables. As of September 30, 2002 our outstanding balance under this agreement was $424,000. At December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002 we were not in compliance with the tangible net assets covenant of the agreement. We have requested a waiver of the non-compliance and although a waiver has not been received, borrowings have continued under the agreement.

     At September 30, 2002, we had a cash balance of approximately $496,000. In addition, we have a written commitment from our largest investor, MK GVD Fund, to provide the necessary resources to support the company’s operations through April 16, 2003. We believe this committed future investment will be sufficient to meet our operating requirements through April 16, 2003. However, we anticipate that we will continue to incur net losses for the foreseeable future. The ability to sustain our operations for a significant period after April 16, 2003 will depend on our ability to significantly increase sales or raise significant additional equity or debt financing on terms acceptable to us. There is no assurance that any of these conditions will be achieved. In particular, we expect to require increasing amounts of cash to finance our efforts to increase sales, which we plan to achieve by increasing selling efforts to large system integrators and OEMs, by hiring additional sales and sales support staff and by making evaluation units available. In addition, we intend to expand our current network of resellers. We may require cash to finance purchases of inventory to satisfy anticipated increased sales as our products achieve market acceptance. In addition, we expect that the continued integration of our acquisition of DISC GmbH and the support of its operations will require cash as well. If we incur greater expenditures than we anticipate in these or other matters, and we cannot raise funds at acceptable terms or at all, we may not be able to develop or enhance our products, take advantage of other opportunities or respond to competitive pressures or unanticipated requirements. As a consequence, if we are unable to generate sufficient revenues or raise funding as required, the operations and prospects of our company, and its ability to continue as a going concern and to achieve its intended business objectives, will be severely harmed.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

     This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that these forward-looking statements are subject to the safe harbors created by those provisions. These forward-looking statements include statements relating to:

•	future research and development projects;

•	increasing our sales efforts and possible increases in sales;

•	potential future decreases in costs of sales per unit;

•	expected research and development, marketing and sales and general and administrative expenditures;

•	expected amortization expense for each quarter;

•	expanding our sales channels;

•	expected sales cycles;

•	the need for, and availability of, additional financing; and

•	actual and potential acquisitions and their effects on our financial position.

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

     We have experienced significant operating losses since our inception, and as of September 30, 2002 had an accumulated deficit of $41,441,000. We expect to continue to incur net losses for the foreseeable future, and our ability to sustain our operations for a significant period after December 31, 2002 will depend on our ability to significantly increase or even maintain sales or raise significant additional debt or equity financing. There can be no assurance we will be able to increase sales or that additional financing will be available on acceptable terms, or at all. Further, if we issue equity securities, shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our existing securities. Even if we are able to increase sales, we may incur net losses for the foreseeable future due to anticipated spending increases primarily on sales, marketing and research and development efforts. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis.

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

     As of September 30, 2002, our executive officers, directors and principal shareholders beneficially owned, in the aggregate, approximately 91% of our outstanding common stock, preferred stock and warrants, on an as-if-converted basis. In particular, our largest investor beneficially owns approximately 89% of our outstanding common stock, preferred stock and warrants, on an as-converted basis. As a result, these shareholders, if acting together, will be able to exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could disadvantage other shareholders with interests different from those of our officers, directors and principal shareholders. For example, our officers, directors and principal shareholders could delay or prevent an acquisition or merger even if the transaction would benefit other shareholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are not exposed to significant market risk related to fluctuations in interest rates related to interest income, because we have not, and are not expected to have significant investments in fiscal 2002. In addition, we do not use derivative financial instruments of any kind.

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

Item 4. Controls and Procedures

     Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President’s and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive

Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     In the ordinary course of business, we may from time to time become involved in certain legal proceeding. As of the date of this quarterly report, we are not a party to any pending material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

     During the third quarter ended September 30, 2002, we sold and MK GVD Fund, our principal shareholder, purchased 225,968 shares of convertible preferred stock and warrants under a formula set out in a March 1996 agreement for aggregate proceeds of $ 1,625,000. The warrants allow the holder to purchase 564,913 shares of our common stock for exercise prices ranging form $0.85-$0.98. Pursuant to the 1996 agreement, the number of shares of preferred stock was determined based on the lower of 85% of the closing bid price or the average closing price our common stock for five trading days ended three days prior to the issuance date, but not to exceed $2.50 per share as converted into common stock. The shares of preferred stock are convertible into a total of 2,259,680 shares our common stock. These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon the exemption provided by Section 4(2) of the Securities Act.

     As more fully discussed in Note 3 to the Condensed Notes to the Condensed consolidated Financial Statements, we have issued preferred stock during the third quarter of the fiscal year ended September 30, 2002. The preferred stock has certain rights, privileges and preferences (including liquidation preferences) over our common stock.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our security holders during the quarter ended September 30, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit Number	Description

10.52	Thirty-Third Amendment to Convertible Debenture Purchase Agreement dated August 1, 2002.
10.52	Thirty-Fourth Amendment to Convertible Debenture Purchase Agreement dated August 6, 2002.
10.53	Thirty-Fifth Amendment to Convertible Debenture Purchase Agreement dated August 19, 2002.
10.54	Thirty-Sixth Amendment to Convertible Debenture Purchase Agreement dated September 11, 2002.
10.55	Thirty-Seventh Amendment to Convertible Debenture Purchase Agreement

Exhibit Number	Description

dated September 20, 2002.
10.56	Thirty-Eight Amendment to Convertible Debenture Purchase Agreement dated September 27, 2002.
10.57	Thirty-Ninth Amendment to Convertible Debenture Purchase Agreement dated September 30, 2002.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     Current Report on Form 8-K filed on September 17, 2002 announcing the appointment of Robert W. Riland III to succeed J. Richard Ellis as a member of Board of Directors and Chairman.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISC, INC.

Dated: November 14, 2002	By:	/s/ ROBERT W. RILAND III

Robert W. Riland III President and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2002	By:	/s/ HENRY MADRID

Henry Madrid Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

I, Robert W. Riland III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DISC, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	By:	/s/ ROBERT W. RILAND III

Robert W. Riland III President and Chief Executive Officer (Principal Executive Officer)

I, Henry Madrid, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DISC, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	By:	/s/ HENRY MADRID

Henry Madrid Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.51	Thirty-Third Amendment to Convertible Debenture Purchase Agreement dated August 1, 2002.
10.52	Thirty-Fourth Amendment to Convertible Debenture Purchase Agreement dated August 6, 2002.
10.53	Thirty-Fifth Amendment to Convertible Debenture Purchase Agreement dated August 19, 2002.
10.54	Thirty-Sixth Amendment to Convertible Debenture Purchase Agreement dated September 11, 2002.
10.55	Thirty-Seventh Amendment to Convertible Debenture Purchase Agreement dated September 20, 2002.
10.56	Thirty-Eighth Amendment to Convertible Debenture Purchase Agreement dated September 27, 2002.
10.57	Thirty-Ninth Amendment to Convertible Debenture Purchase Agreement dated September 30, 2002.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.