Form 10-K
period 2002-12-31
DISC INC/CA
filed 2003-03-31
CIK 891788

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from       to       .

Commission file number: 1-11578

DISC, INC.

(Exact name of registrant as specified in its charter)

California	77-0129625
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

372 Turquoise Street
Milpitas, California	95035
(Address of principal office)	(Zip Code)

Registrant’s telephone number, including area code: (408) 934-7000

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐    No  ☒

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock as of June 30, 2002 as quoted on the Nasdaq Small-Cap Market was approximately $3.3 million.

     The number of outstanding shares of the registrant’s Common Stock as of March 17, 2003 was 4,817,617.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected and Supplementary Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 3.34
EXHIBIT 3.35
EXHIBIT 3.36
EXHIBIT 3.37
EXHIBIT 3.38
EXHIBIT 3.39
EXHIBIT 3.40
EXHIBIT 3.41
EXHIBIT 3.42
EXHIBIT 3.43
EXHIBIT 3.44
EXHIBIT 3.45
EXHIBIT 3.46
EXHIBIT 3.47
EXHIBIT 3.48
EXHIBIT 3.49
EXHIBIT 3.50
EXHIBIT 3.51
EXHIBIT 3.52
EXHIBIT 10.58
EXHIBIT 10.59
EXHIBIT 10.60
EXHIBIT 10.61
EXHIBIT 10.62
EXHIBIT 23.1
EXHIBIT 99.1

DISC, INC.
FORM 10-K
INDEX

PART I

Introductory Note

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements are subject to the safe harbors created by those provisions. These forward-looking statements include our estimates, plans and beliefs that (i) costs of sales per product unit will decrease; (ii) research and development expenses will remain relatively constant; (iii) sales and marketing expenses will increase; (iv) general and administrative expenses will remain relatively constant; (v) we will seek additional financing from investors; (vi) we will significantly increase sales; (vii) we will continue to incur net losses; (viii) our selling efforts to large system integrators and OEMs will increase; and (ix) we will expand our current network of resellers. For this purpose, any statements contained in this Annual Report on Form 10-K except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “intend”, “could”, “estimate” or “continue”, or the negative or other variations of those terms, or comparable terminology are intended to identify forward-looking statements.

     The forward-looking statements included in this Annual Report on Form 10-K are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, regarding our business, which involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, our business and operations are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements (see “Risk Factors that May Affect Future Operating Results” in Item 1 and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). In light of the significant uncertainties inherent in the forward-looking information included in this Annual Report on Form 10-K, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that expectations will be realized.

Item 1. Business.

General

     DISC, Inc. was incorporated under the laws of the State of California in 1986. We operate in one business segment, the computer mass storage system business. We design, manufacture, and market a family of high-end computer nearline storage systems, which use rewritable 5.25 inch, Magneto-Optical (MO) disks, 120-millimeter Digital Versatile Discs (DVD), and Compact Discs (CD) technologies.

Products

     We spent most of 2002 continuing to redefine our product offering to address the storage requirements of today’s enterprise storage networks. Traditionally, applications for our products include federal and local government, military applications, insurance, banking, legal, multimedia, medical applications and network storage environments on a worldwide basis. Sales of our initial product line commenced in 1991 and have been primarily to distributors, value added resellers (VARs), original equipment manufacturers (OEMs) and system integrators (SIs), who combine our nearline storage systems with software and/or other products and resell the combination to the end-user or other members of the supply channel.

     However, to implement our new strategy and vision of delivering storage solutions for enterprise networks, we refocused our product lines and sales and marketing efforts. As the demand for storage in traditional networking environments grows at unprecedented rates, the capacity points have reached the levels of the niche markets that we have historically served. Our new product lines are built around the fact that we build storage devices that add capacity to networks for a fraction of the total cost of hard disk RAID (Redundant Array of Independent Drives). In addition to offering cost-effective nearline storage devices, we have spent a considerable amount of our resources designing and delivering network-attached storage (NAS) servers to enable seamless connectivity of our storage devices.

     Our products, which add storage capacity to networks for a fraction of the total cost of RAID, are based upon reliable and industry proven storage technologies. The underlying technologies are DVD-RAM/ROM/R and 5.25-inch MO-Rewritable/write once. With a shelf life exceeding 30 years, random access reading and writing, our family of products is suited for today’s network storage environments.

     We are currently shipping three classes of products that provide nearline storage solutions for enterprise network environments. The first class is our Orion series, an automated library system built around the magneto-optical technology. These enterprise level products scale in capacity from 180 gigabytes (GB) of storage to 9.59 terabytes (TB) of storage. The Orion D-1050 is largest of these products and provides 9.59 TB of storage in 13.75 square feet of floor space, with an end-user price per megabyte as little as 3.5 cents.

     The second class of product that we offer is the NSM Series, an automated library system built around DVD and CD technology. The NSM Series scales in capacity from 40 GB of storage to 6.5 TB of storage and gives our customers an entry-level storage solution that was not previously available. The NSM Series product line is based on a modular technology that allows the same options and upgrades to be used throughout the NSM-Series product line. The NSM Series offers some of the most cost-effective storage in the industry with an end-user cost per megabyte of less than a penny.

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

     Please see Note 11 to the Notes to Consolidated Financial Statements included in this report on Form 10-K for a description of revenues attributable to our domestic and foreign sales for 2002, 2001 and 2000. For a description of the risks attendant to our foreign operations, please see the section of this report entitled, “Risk Factors that May Affect Future Operating Results” and the heading “Because we are dependent on international sales for a substantial amount of our net revenues, we face the risks of international business and associated currency fluctuations, which might adversely affect our operating results.” In addition, please see Note 11 to the Notes to Consolidated Financial Statements included in this report for a description of revenues attributable to similar products and services sold in 2002, 2001 and 2000.

Marketing and Sales

     Over the last year we continued to make investments in sales and marketing. We have continued to strengthen our sales organization by adding sales professionals that are focused on selling solutions for data

2 --

storage. The sales force is focused on growing our channel of storage VARs and providing them with better data storage solutions to offer their customers.

     In addition, our acquisition of NSM Storage GmbH, a German limited liability company in July 2001 has given us a presence in the international market, has broadened our product range with DVD automation technology and has strengthened our engineering and development staffs.

     Our products are installed and serviced by an international network of maintenance technicians from Eastman Kodak Co. and Anacomp, Inc. Our support staff, located strategically across the country, provides technical assistance and second-level support.

     Our sales offices are located in Northern California; Hauppauge, New York; Boston, Massachusetts; Washington, DC; Dallas, Texas; Phoenix, Arizona; Minneapolis, Minnesota; Tampa, Florida; Croydon, England; and Bingen, Germany. Our sales staff currently consists of 16 professional salespersons.

Competition

     We are currently selling nearline storage solutions for networks. While there are few direct competitors, there are many indirect competitors. The competitors include the top vendors that design, manufacture and market enterprise-level storage products. These companies are EMC, Network Appliance, Sun Microsystems, Hewlett-Packard and IBM.

     In the traditional automated library business, our competitors are Hewlett-Packard, Plasmon, Advanced Digital Information Corporation (ADIC), JVC and Pioneer.

     All of these competitors may compete with us by selling similar products for lower prices or by introducing new products that provide greater storage capacity, faster access time or other improved features, any of which could reduce demand for our products or require us to reduce our prices. This competition could have a material adverse effect on our results of operations. Many of our competitors have significantly greater financial, technical, manufacturing and marketing resources than we do, as well as significant market shares and installed customer bases in certain market areas addressed by us. As a result, we may not have the ability to keep pace with rapid competitive developments and technological advances to the same extent as its competitors.

     However, we maintain an active program of research and development in an effort to keep pace with potential competition, and we have close relationships with companies developing new high-density optical storage technologies. As end-users need to increase their pool of available storage, our products are one of the most cost-effective alternatives.

     The principal market requirements for our products are large storage capacity, low cost per megabyte, reliability, compact physical size, permanence and longevity of data and random access. While desired capabilities generally vary by product family and end user application, we believe that, because of its modular design, easy scalability, high performance and reliability, our products will compete favorably with respect to the requirements of the secondary mass data storage market.

     Further discussion relating to the competitive conditions in the computer mass storage system industry and our competitive position in the marketplace may be found in “Risk Factors that May Affect Future Operating Results” under the heading “Competition in the Computer Information Storage Market May Lead to Reduced Market Share, Declining Prices and Reduced Profits.”

3 --

Business Combination

     On July 30, 2001 we acquired all of the outstanding shares of NSM Storage GmbH, a German limited liability company (“NSM”). Under the terms of the acquisition, we issued 965,210 shares of our common stock and paid $10,000 in cash. We also agreed to severance payments of $75,000 to each of the two managing directors and principal shareholders of NSM. The acquisition was accounted for under the purchase method of accounting.

Manufacturing and Components

     Our manufacturing operations both in the U.S. and Germany consist of final system assembly and product test activities. The majority of the parts and subassemblies in our libraries are standard, off-the-shelf components or are fabricated to our manufacturing documentation. These include power supplies, castings, motors, bearings, timing belts and electronic components. Our proprietary components, such as the frame, backplate, printed circuit assemblies and other machined and fabricated parts are subcontracted out to independent vendors.

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

Research and Development

     We have focused our research and development programs to provide software storage solutions for our automated library systems. NAS server development has been the most important aspect of our development efforts over the past year. These efforts have yielded products that allow our customers to seamlessly connect our storage products to networks. Our efforts continue to be active and consist of eighteen full-time employees in the areas of mechanical and electrical engineering and software design. One of the keys to our success going forward is continued improvement of our storage connectivity solutions. We expended $2,447,000, $2,001,000 and $1,158,000 on research and development for the years ended December 31, 2002, 2001 and 2000, respectively. We have completed our major development efforts with respect to our 5.25 inch optical and CD products. We intend to continue to expand research and development activities in order to conduct on-going development of existing products and to develop new products targeted at the general storage market.

Sales and Backlog

     Our quarterly sales and operating results have been affected by seasonal trends. These trends often result in lower revenue in the first quarter of each fiscal year compared to the fourth quarter of the previous fiscal year due to customer purchasing and budgetary practices.

     Our backlog at December 31, 2002 was approximately $716,000 as compared to a backlog of approximately $486,000 at December 31, 2001. We include in backlog only those orders for products and services that are believed to be firm and that are due to be shipped or performed within 12 months. We include in backlog orders that may be canceled by customers upon payment of cancellation charges, which vary depending on the scheduled shipment date of the order. Because of the possibility of customer changes in delivery schedules or cancellation of orders, our backlog as of any particular date may not be indicative of

4 --

actual revenues for any specific future period. Although we have never experienced material cancellation problems, no assurance can be given that we will continue to avoid cancellation problems in the future.

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

Employees

     As of February 28, 2003, we employed 91 people on a full-time basis, including 15 employees in administration and accounting, 19 employees in marketing and sales, 18 employees in engineering, 27 employees in manufacturing, 1 employee in quality assurance and 11 employees in customer support. Approximately 45 employees were in international locations. Our future success is dependent, in part, on our continued ability to attract, retain and motivate highly skilled personnel. We believe that our relations with all employees are satisfactory. We have not experienced any work stoppages. Some of our employees in our location in Germany are covered by a collective bargaining agreement or employment agreements.

Customers

     Compaq Computer Corporation and Incom GmbH, two customers, accounted for 23% and 10%, respectively, of our total revenue in 2002. Compaq Computer Corporation and Ingram Micro Inc., two OEM customers, accounted for 31% and 14%, respectively, of our total revenue in 2001. Compaq Computer Corporation and Commvault Systems Inc., two OEM customers, accounted for 14% and 13%, respectively, of our total revenue in 2000.

5 --

     No material portion of our business is subject to renegotiation of profits or contract termination at the election of the U.S. government.

6 --

Risk Factors that May Affect Future Operating Results

     Our future operating results and stock price may be affected by a number of factors, many of which are beyond our control. These factors include the following:

We will need additional funding to continue our operations.

     To date, we have not generated enough cash from operations to fund our business, and we will need to seek additional funding in the future in order to fund our operations. We may not be able to do so on favorable terms, if at all. There also can be no assurance that funding sources will be available to us on a timely basis to fund our operations on terms acceptable to us, or at all. If we are unable to raise sufficient funding as required, the operations and prospects of our company, and its ability to continue as a going concern, will be severely harmed.

We have a history of losses and we expect to incur future losses.

     We have experienced significant operating losses since our inception, and as of December 31, 2002 had an accumulated deficit of $42,620,000. We expect to continue to incur net losses for the foreseeable future, and our ability to sustain our operations and continue as a going concern will depend on our ability to significantly increase or even maintain sales or raise significant additional debt or equity financing. There can be no assurance that we will be able to increase sales or that additional financing will be available on acceptable terms, or at all. Further, if we issue equity securities, shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our existing securities. Even if we are able to increase sales, we may incur net losses for the foreseeable future based on anticipated spending levels. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis.

Recent terrorist and military activities could adversely affect our business.

     In response to terrorist attacks, the United States is actively using military force to pursue those behind these attacks and pursuing broader actions against global terrorism. The continued threat of terrorism within the United States and Europe, the escalation of military action and heightened security measures in response to such further threats may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in further reductions in capital expenditures or spending on information technology, longer sales cycles, deferral or delay of customer orders, or an inability to effectively market our products, our revenues would decline, which would materially and adversely affect our business and results of operations.

Our quarterly revenues and operating results may fluctuate for a number of reasons, which may cause our stock price to fluctuate.

     Our quarterly operating results have varied in the past and are likely to vary significantly in the future due to several factors, including:

•	the size and timing of significant customer orders;

•	shifts in product or distribution channel mix;

•	increased competition and pricing pressure;

•	timing of new product announcements and releases by us or our competitors;

7 --

•	new product developments by storage device manufacturers;

•	the rate of growth in the data storage market;

•	market acceptance of new and enhanced versions of our products;

•	timing and levels of our operating expenses;

•	gain or loss of significant customers or distributors;

•	changes in economic conditions; and

•	personnel changes.

     Our quarterly sales and operating results have been affected by seasonal trends. These trends often result in lower revenue in the first quarter of each fiscal year compared to the fourth quarter of the previous fiscal year due to customer purchasing and budgetary practices.

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

     Operating results in any period should not be considered indicative of the results investors can expect for any future period. Due to the forgoing and other factors related to our industry, past results are much less reliable predicators of future results than is the case in many older, more stable and less dynamic industries. We cannot assure you that we will be able to increase or even sustain our recent levels of quarterly revenue and net sales, as normalized for unusual or one-time items, or that we will attain or maintain profitability in any future period. Any unfavorable change in the factors described above or any other factors could adversely affect our operating results for a particular quarter. In addition, it is likely that in some future quarters our operating results will be below the expectations of public market analysts and investors. In any of these events, the price of our common stock would likely decline.

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

8 --

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

     The majority of our end users purchase our products from distributors, value-added resellers, original equipment manufacturers, and systems integrators. We have no long-term orders with any of our significant customers or distributors. Generally we sell products pursuant to purchase orders. In addition, our distributors carry competing product lines, which they may promote over our products. A distributor may not continue to purchase our products or market them effectively. Moreover, certain of our contracts with our distributors contain “most favored nation” pricing provisions, which mandate that we offer our products to these customers at the lowest price offered to other similarly situated customers. Our operating results could be adversely affected if any of the following factors were to occur relating to one or more of our significant resellers:

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

Because we are dependent on international sales for a substantial amount of our net sales, we face the risks of international business and associated currency fluctuations, which might adversely affect our operating results.

     We expect that international sales will continue to represent a significant portion of our net revenues in the foreseeable future. Doing business internationally involves greater expenses and many additional risks. For example, because the products we sell abroad and the products and services we buy abroad are priced in foreign currencies, we may be affected by fluctuating exchange rates. We might not successfully protect ourselves against currency rate fluctuations, and our financial performance could be harmed as a result. In addition, we face other risks of doing business internationally, including:

9 --

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

10--

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

11--

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

     As of December 31, 2002, our executive officers, directors and principal shareholders beneficially owned approximately 91% of our outstanding common stock and preferred stock, on an as-if-converted basis. In particular, our largest shareholder beneficially owns approximately 90% of our outstanding common stock, preferred stock and warrants, on an as-if-converted basis. As a result, these shareholders, if acting together, will be able to exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could be a disadvantage to other shareholders with interests different from those of our largest shareholder or other officers, directors and principal shareholders. For example, our largest shareholder could delay or prevent an acquisition or merger even if the transaction would benefit other shareholders.

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

Undetected software or hardware errors could increase our costs and reduce our sales.

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

12--

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

The costs of compliance with recent developments in corporate governance regulation may affect our business, operating results and financial condition in ways that presently cannot be predicted.

     Beginning with the enactment of the Sarbanes-Oxley Act of 2002, a significant number of new corporate governance requirements have been adopted or proposed through legislation and regulation by the Securities and Exchange Commission and Nasdaq National Stock Market. We expect these developments to increase our legal compliance and accounting costs, and to make some activities more difficult, such as stockholder approval of new stock option plans. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result, or the effect that these increased costs may have on our operating results.

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

     The trading of our common stock on the NASDAQ Small Cap Market System is conditioned upon our meeting shareholders’ equity, net income, market capitalization and stock price tests. If we fail any of these tests, our common stock may be delisted from trading on the NASDAQ Small Cap Market System, it would be much more difficult to purchase or sell our stock or obtain accurate quotations as to our stock price. In addition, low-priced stocks are subject to additional risks including additional state regulatory requirements and the potential loss of effective trading markets.

Item 2. Properties.

     Our executive offices and engineering/manufacturing operations are located in approximately 17,000 square feet of space in Milpitas, California. We lease the facility pursuant to a lease that will expire on October 31, 2005. We believe that the lease can be renewed at satisfactory terms and that this facility will be sufficient to support operations for the foreseeable future. We believe that, if necessary, additional space will be available in the area for our operations. In addition, we lease approximately 16,000 square feet in Bingen, Germany, which is occupied by our German subsidiary. The lease expires on December 31, 2003, but we believe that the lease can be renewed at satisfactory terms and that the facility will be sufficient to support operations for the foreseeable future.

Item 3. Legal Proceedings.

     We are not party to any material legal proceedings.

13--

Item 4. Submission of Matters to a Vote of Security Holders.

     We held our Annual Meeting of Shareholders on November 21, 2002. Matters voted upon at the meeting, and the number of shares cast for, against or withheld were as follows:

1.	To elect the following directors.

			ABSTENTIONS AND
NAME	FOR	AGAINST	SHARES NOT VOTED

Robert W. Riland III	23,906,222	11,958	1,363,343
Frank T. Connors	23,896,572	21,608	1,363,343
Michael D. Kaufman	23,907,572	10,608	1,363,343
F. Rigdon Currie	23,906,572	11,608	1,363,343
Arch J. McGill	23,906,572	11,608	1,363,343
Michael A. McManus, Jr.	23,907,572	10,608	1,363,343

2.	To increase the number of shares of common stock reserved for issuance under the 2001 Stock Plan to 1,280,700.

		ABSTENTIONS AND
FOR	AGAINST	SHARES NOT VOTED

22,327,369	45,143	2,909,011

3.	To appoint Pricewaterhouse Coopers LLP as independent auditors for the fiscal year ending December 31, 2002.

		ABSTENTIONS AND
FOR	AGAINST	SHARES NOT VOTED

23,894,230	18,750	1,368,543

14--

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     Our common stock is traded on the NASDAQ Small Cap Market under the symbol DCSR. The high and low sales prices set forth below are as reported by the NASDAQ Small Cap Market System.

	2002		2001

	High	Low	High	Low

First quarter ended March 31	$1.940	$1.010	$3.375	$2.125
Second quarter ended June 30	2.250	0.630	2.420	1.760
Third quarter ended September 30	1.100	0.740	2.290	1.300
Fourth quarter ended December 31	1.100	0.350	1.680	0.980

     The closing price of our common stock on March 14, 2003, as reported by the NASDAQ Small Cap Market System was $1.03. As of March 17, 2003, according to the records of our transfer agent, we had approximately 40 shareholders of record. Because many of our shares are held by brokers and other institutions on behalf of stockholders, the number of record holders is not necessarily indicative of the total number of stockholders. As of October 16, 2002 (the record date for our 2002 annual meeting), we had over 800 shareholders, and we believe that we presently have over 800 shareholders. We have never paid cash dividends and have no present plans to pay dividends. Please see “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 of the Notes to Financial Statements regarding dividend requirements on the Convertible Preferred Stock.

Recent Sales of Unregistered Securities

     See “Item 13. Certain Relationships and Related Transactions” for a description of equity securities we sold during the last fiscal year that were not registered under the Securities Act. The sales of preferred stock during the last fiscal year were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transaction.

15--

Item 6. Selected and Supplementary Financial Data.

     The following selected financial information has been derived from our audited financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes to the financial statements included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,

	2002	2001	2000	1999	1998
Consolidated Statement of Operations (1)
	(In thousands, except per share amounts)
Net sales	$12,938	$12,150	$6,821	$9,746	$9,145
Loss from operations	(6,672)	(5,193)	(3,825)	(1,934)	(2,110)
Net loss attributable to common shareholders before cumulative effect of accounting change	$(8,854)	$(6,922)	$(5,578)	$(2,593)	$(2,667)
Net loss attributable to common shareholders	(8,854)	(6,922)	(6,264)	(2,593)	(2,667)
Basic and diluted net loss attributable to common shareholders per share	$(1.84)	$(1.62)	$(1.65)	$(0.70)	$(0.76)
Weighted average common shares for basic and diluted net loss per share calculation	4,818	4,269	3,803	3,700	3,515

	At December 31,

	2002	2001	2000	1999	1998
Consolidated Balance Sheet data (1)
Working capital (deficit)	$(601)	$(291)	$1,664	$1,600	$1,611
Total assets	10,781	13,491	3,885	4,848	4,970
Long-term obligation	1,813	2,765	—	—	—
Shareholders’ equity	2,737	3,987	2,096	2,069	2,041

     (1) We acquired NSM GmbH Storage on July 30, 2001 in a transaction accounted for as a purchase. The Consolidated Statement of Operations and Consolidated Balance Sheet data includes the operations of NSM GmbH Storage subsequent to July 29, 2001.

16--

SUPPLEMENTARY QUARTERLY FINANCIAL DATA

	Fiscal 2002 Quarter Ended

	Mar. 31	June 30	Sep. 30	Dec. 31

	(In thousands, except per share amounts)
Net sales	$2,653	$3,174	$2,750	$4,361
Gross profit	418	638	382	1,019
Income (loss) from operations	(1,848)	(1,837)	(1,767)	(1,220)
Net income (loss)	(1,911)	(1,782)	(1,494)	(1,179)
Net income (loss) available to common shareholders	(2,406)	(2,613)	(2,148)	(1,687)
Basic and diluted earnings (loss) per share	(0.50)	(0.54)	(0.45)	(0.35)
Weighted average common shares, basic and diluted	4,818	4,818	4,818	4,818

	Fiscal 2001 Quarter Ended

	Mar. 31	June 30	Sep. 30	Dec. 31

	(In thousands, except per share amounts)
Net sales	$1,562	$2,513	$3,739	$4,336
Gross profit	158	426	921	1,029
Income (loss) from operations	(1,244)	(1,131)	(1,030)	(1,788)
Net income (loss)	(1,267)	(1,161)	(1,106)	(1,764)
Net income (loss) available to common shareholders	(1,733)	(1,509)	(1,713)	(1,967)
Basic and diluted earnings (loss) per share	(0.45)	(0.39)	(0.38)	(0.41)
Weighted average common shares, basic and diluted	3,844	3,846	4,548	4,814

17--

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This section and other parts of this Annual Report on Form 10-K contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements are subject to the safe harbors created by those provisions. These forward-looking statements include our estimates, plans and beliefs that (i) costs of sales per product unit will decrease; (ii) research and development expenses will remain relatively constant; (iii) sales and marketing expenses will increase; (iv) general and administrative expenses will remain relatively constant; (v) we will seek additional financing from investors; (vi) we will significantly increase sales; (vii) we will continue to incur net losses; (viii) our selling efforts to large system integrators and OEMs will increase; and (ix) we will expand our current network of resellers. For this purpose, any statements contained in this Annual Report on Form 10-K except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “intend”, “could”, “estimate” or “continue”, or the negative or other variations those terms, or comparable terminology are intended to identify forward-looking statements.

     The forward-looking statements included in this Annual Report on Form 10-K are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, regarding our business, which involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, our business and operations are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements (see “Risk Factors that May Affect Future Operating Results” in Item 1. and “Item 7. In light of the significant uncertainties inherent in the forward-looking information included in this Annual Report on Form 10-K, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that expectations will be realized.

     The following commentary should be read in conjunction with the consolidated financial statements and related footnotes that appear beginning on page 36.

Overview

     We develop and market a family of computer nearline storage systems that use 5.25 inch rewritable, magneto optical disks, DVD and CD-ROM disks.

     In July 2001, we acquired NSM Storage GmbH for 965,210 shares of common stock and $10,000 in cash. We also agreed to severance payments of $75,000 to each of the two Managing Directors and principal shareholders of NSM and had acquisition related costs of approximately $408,000. The acquisition was accounted for under the purchase method of accounting, and as a result our historical results of operations do not include the results of operations of NSM prior to July 30, 2001. The excess amount of the purchase price over the fair market value of the identified nets assets acquired was accounted for as goodwill. Goodwill is not amortized but is tested for impairment annually.

18--

     As a result of the acquisition of NSM, at December 31, 2002, we have goodwill and intangible assets of $4,591,000, net of associated amortization of $1,079,000. Goodwill is not being amortized. Other intangible assets are being amortized on a straight-line basis over their estimated useful lives of a four to six year period. Such intangible assets are evaluated for impairment when events or circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. At December 31, 2002, we do not consider goodwill and other intangible assets to be impaired.

     The purchase price was allocated as set forth in Note 4 to the consolidated financial statements. The “Income Approach,” which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary method used in valuing the identified intangibles acquired. Expected cash flows were discounted at the Company’s weighted average cost of capital adjusted upward to reflect additional inherent risks. Because the in-process research and development had not reached the stage of technological feasibility at the acquisition date and had no alternative future use, the amount allocated of $ 242,000 was immediately charged to operations. The amounts allocated to core technology, developed technology, trade name and patents are being amortized over an estimated useful life of four to six years.

     Because of the significance of the acquisition of NSM, we do not believe the analysis of our historical financial conditions and results of operations set forth below are indicative, nor should they be relied upon as an indicator, of our future performance.

Results of Operations

     Net Sales. We had net sales of $12,938,000 in 2002, $12,150,000 in 2001 and $6,821,000 in 2000. The increase in sales in 2002 as compared to 2001 is primarily due to the increased sales from our acquisition of NSM in July 2001 and an increase in service revenue. This increase was offset by a slow down by the Federal Government in information technology spending and the overall weakness in the storage industry. Approximately 45% of the increase in 2001 as compared to 2000 was due to our acquisition of NSM. In addition in 2001 as compared to 2000, we had higher unit sales and a higher sales price per unit which resulted from sales of units with a larger number of media slots. These increases resulted in increases in media sales and service revenue. The general sales cycles for distribution of our products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for Value Added Resellers (VAR) and small System Integrators and from one to two years for Original Equipment Manufacturers (OEM), Product Integrators and large System Integrators. Because our products are part of large systems, the sales cycles for our products vary significantly and are difficult to predict for any particular transaction. The long and often unpredictable sales cycles of our products complicate forecasting for operational planning and may cause net sales and operating results to vary significantly.

     Cost of Sales. Cost of sales, as a percentage of sales, was approximately 81% in 2002, 79% in 2001 and 85% in 2000. The slight increase in cost of sales as a percentage of sales in 2002 as compared to 2001 is primarily due to product mix as service revenue which has a lower margin then our other products has increased as a percentage of net sales. The decrease in cost of sales as a percentage of sales in 2001 is primarily due to the increase in revenue as manufacturing costs are relatively fixed. Our relatively low gross margins reflect our low sales volumes, which have resulted in unabsorbed manufacturing costs and high costs of materials due to the inability to achieve purchasing economies of scale due to low sales volume. If we are able to increase sales, then we expect costs of sales per unit of product will decrease because fixed manufacturing costs will be distributed over the larger sales volume, and material costs will decrease as the result of volume purchases. However, even with product sale increases, cost of sales per unit of product may

19--

not decrease significantly or at all because the magnitude of the sales increase was not sufficient or because manufacturing, materials or other costs may increase independently.

     Research and Development Expenses. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $2,447,000 in 2002, $2,001,000 in 2001 and $1,158,000 in 2000. Expenses increased in 2002 as compared to 2001 primarily due to a full year’s cost of personnel added as a result of our acquisition in July 2001. The increase in expenses in 2001 as compared to 2000 is primarily due to an increase in headcount due to our acquisition of NSM. We believe that research and development expenses will remain relatively constant in dollar amounts during 2003 as compared to 2002.

     Marketing and Sales Expenses. Marketing and sales expenses consist primarily of salaries and related costs for sales and marketing personnel, sales commissions, trade shows and other marketing activities. Marketing and sales expenses were $4,189,000 in 2002, $3,745,000 in 2001 and $2,665,000 in 2000. Expenses increased in 2002 as compared to 2001 primarily due to the cost of personnel added as a result of our acquisition in July 2001. The increase in 2001 was primarily due to the full year’s expense of headcount hired throughout fiscal 2000 and the increase in headcount as a result of the acquisition of NSM. We believe that marketing and sales expenses will increase moderately in dollar amounts in 2003 as compared to 2002 due to increased sales commissions from the anticipated increase in sales.

     General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs and legal and accounting services. General and administrative expenses were $1,731,000 in 2002, $1,422,000 in 2001 and $1,048,000 in 2000. General and administrative expenses were increased moderately during 2002 due to the increase in headcount as a result of our acquisition in July 2001. The increase in 2001 was primarily due to an increase in headcount as a result of the acquisition of NSM and an increase in professional fees. We believe that general and administrative expenses will remain relatively constant in dollar amounts during 2003 as compared to 2002, although the Company is still in the process of assessing the costs associating with the implementation of the requirements of the Sarbanes-Oxley Act that will take effect in 2003.

     Amortization. Amortization consists of the amortization of acquired intangible assets. In 2001, the acquisition of NSM generated approximately $3,376,000 in identified intangibles, which is currently being amortized over periods ranging from four to six years (see Note 4 of Notes to Consolidated Financial Statements). Amortization expense was $762,000 in 2002 and $317,000 in 2001. We expect amortization expense to be approximately $760,000 in 2003. Amortization could be affected by other acquisitions or impairment of existing identified intangible assets in future periods.

     Interest expense. Interest expense was $291,000, $198,000 and $113,000 in 2002, 2001 and 2000, respectively. The increase in 2002 is primarily due to a full year’s interest expense on the debt assumed upon the acquisition of NSM in July 2001. The increase in 2001 is primarily due to the interest on the debt assumed from our acquisition of NSM. Interest expense in 2003 is expected to increase moderately due to an expected increase in borrowings from our factoring agreement.

     Other income and expense. Other income and expense was $341,000 in 2002 and is primarily comprised of a gain of $300,000 related debt extinguishments as discussed in Note 6 of Notes to Consolidated Financial Statements.

20--

Liquidity and Capital Resources

     Net cash used in operating activities was $4,760,000 in 2002, compared to $3,830,000 used in 2001. Net cash used by operating activities in 2002 and 2001 primarily reflects a loss of $6,366,000 and $5,298,000 respectively, partially offset by depreciation and amortization of $1,127,000 in 2002 and $971,000 in 2001.

     Net cash used in investing activities was $106,000 during 2002, compared to $889,000 in 2001. Net cash used in 2002 consisted primarily of purchases of hardware and office furniture. Net cash in 2001 consisted primarily of purchases of hardware, office furniture and leasehold improvements and the direct costs of the acquisition of NSM Storage.

     Net cash provided by financing activities was $4,398,000 in 2002, compared to $5,481,000 provided in 2001. Net cash provided in 2002 consisted primarily of $5,375,000 of net proceeds from the issuance of preferred stock offset by the repayment of $977,000 of bank debt. Net cash provided in 2001 consisted primarily of $5,150,000 of net proceeds from the issuance of preferred stock.

     We have a factoring agreement that allows us to borrow the lesser of $1,500,000 or 85% of eligible receivables. At December 31, 2002, we were not in compliance with the tangible net assets covenant of the agreement. We have requested a waiver of the non-compliance and although a written waiver has not been received, borrowings have continued under the agreement. In addition, at December 31, 2002, DISC GmbH has revolving lines of credit totaling $242,000 and terms loans totaling $1,723,000. In January 2003, we reached agreement with the bank whereby the terms loans for DISC GmbH were restructured and the loans will be repaid as described in the table below.

     We have incurred substantial losses from operations, negative cash flow from operating activities and have a working capital deficit. In the past, we have obtained investor funding and credit facilities to maintain operations. In order for us to sustain operations and meet our obligations going forward, we plan to seek additional financing from investors and to significantly increase sales. We anticipate that we will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. Subsequent to December 31, 2002 and through March 28, 2003, we have supported our operations with $860,000 in funding from investors and cash generated from sales of our products. The ability to sustain our operations will depend on our ability to significantly increase sales or raise significant additional equity or debt financing on terms acceptable to us. There is no assurance that any of these conditions will be achieved. In particular, we expect to require increasing amounts of cash to finance our efforts to increase sales, which we plan to achieve by increasing selling efforts to large system integrators and OEMs, by hiring additional sales and sales support staff and by making evaluation units available. In addition, we intend to expand our current network of resellers. We may require cash to finance purchases of inventory to satisfy anticipated increased sales as our products achieve market acceptance. In addition, we expect that the continued integration of our acquisition of NSM and the support of its operations will require cash as well. If we incur greater expenditures than we anticipate in these or other matters, and we cannot raise funds at acceptable terms or at all, we may not be able to develop or enhance our products, take advantage of other opportunities or respond to competitive pressures or unanticipated requirements.

     We have operating lease commitments for our facilities in Milpitas, (California) Bingen, (Germany) and various sales offices as described in the table below. In addition, although we have not committed to make any material capital expenditures as of December 31, 2002, our budget for capital equipment expenditures for 2003 is approximately $826,000. The majority of these purchases are expected to be in the areas of process and molding tooling to reduce cost and improve producibility of our products. We also have

21--

principal and interest payments due related to the debt assumed in our acquisition of NSM Storage GmbH as described in the table below.

     Details of our contractual obligations and commitments as of December 31, 2002, are as follows:

Contractual						2007 and
Obligations	Total	2003	2004	2005	2006	after

Line of Credit	$819,000	$819,000	$—	$—	$—	$—
Term Loans	1,723,000	243,000	256,000	269,000	280,000	675,000
Operating Leases	1,924,000	768,000	636,000	520,000	—	—

Total Contractual Cash Obligations	$4,466,000	$1,830,000	$892,000	$789,000	$280,000	$675,000

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

     Revenue Recognition

     We generally recognize revenue upon the shipment of our product to the customer provided that we have received a signed purchase order, the price is fixed, title has passed to the customer and collection of the resulting receivable is probable. We enter into contracts to sell our products and services, and, while the majority of our sales agreements contain standard terms, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple deliverables, whether undelivered elements are essential to the functionality of delivered elements, and when to recognize revenue. We recognize revenue for delivered elements only when the following criteria is satisfied: undelivered elements are not essential to the functionality of delivered elements, uncertainties regarding customer acceptance are resolved, no significant obligations remain, other then the normal warranty obligation, and the fair value of each undelivered element is known. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract. Provisions for returns, allowances and warranty are recorded at the time revenue is recognized based on the Company’s historical experience. Service revenue is recognized ratably over the length of the service contract.

22--

     Accounts Receivable

     We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the financial position of one of these customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results.

     Inventories

     We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the estimated net realizable value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our historical usage for the preceding twenty-four months and estimated forecast requirements for the next twelve months. Our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory were determined to be overvalued, we would be required to recognize such costs in our cost of sales at the time of such determination. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory.

     Warranty

     Our warranty reserve is established based on our best estimate of our obligation for anticipated claims, based on historical experience, of the amounts necessary to repair or replace our product during the warranty period, which is generally one year, except for products sold in Europe where the statutory requirement is two years. While we believe that our warranty reserve is adequate and the judgment applied is appropriate, such amounts estimated to repair of replace our product could differ materially from what will actually transpire in the future and this would adversely affect our gross margins.

     Determining functional currencies for the purpose of consolidation.

     In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiary from the currency in which they keep their accounting records, the German Mark for fiscal 2001 and the Euro for periods subsequent to December 31, 2001, into United States dollars. This process results in exchange gains or losses which, under the relevant accounting guidance are either included within the statement of operations or as a separate part of our shareholder’s equity under the caption “ accumulated other comprehensive loss”.

     Under the relevant accounting guidance the treatment of these translation gains or losses is dependent upon management’s determination of the functional currency of our subsidiary. The functional currency is based on management judgment and involves consideration of all economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts the majority of its transactions would be considered the functional currency.

23--

     If the subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of the subsidiary’s financial statements is included in accumulated other comprehensive income or loss on the balance sheet.

     Based on our assessment of the factors discussed above, we determined that the subsidiary’s local currency to be the functional currency. Accordingly, we had accumulated other comprehensive loss of $295,000 which is included within our balance sheet at December 31, 2002. To the extent that DISC GmbH has assets or liabilities denominated in currencies other than the Euro, its functional currency, foreign exchange gains and losses are recognized in the income statement.

     The magnitude of these gains or losses is dependent upon movements in the exchange rate of the Euro against the United States dollar. Any future translation gains or losses could be significantly higher than those noted in 2002.

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

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $16.2 million as of December 31, 2002, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

     Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect that the adoption of SFAS 143 will have a significant effect on our financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity

24--

has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2000. The Company believes that the adoption of this standard will have no material impact on its financial statements.

25--

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     We are not exposed to significant market risk related to fluctuations in interest rates because we are not expected to have a significant investment portfolio in fiscal 2003. In addition, we do not use derivative financial instruments of any kind.

     We are exposed to short-term fluctuations in interest rates as our borrowings on our lines of credit have variable interest rates. A sharp increase in interest rates would have an adverse impact on our interest expense.

     International sales are made mostly from our German subsidiary and are typically denominated in the Euro. Our German subsidiary also incurs most of its expenses in the local currency. Accordingly, our foreign subsidiary uses their local currency as their functional currency.

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

Item 8. Financial Statements and Supplementary Data.

     The financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 15(a)(1) for a listing of financial statements provided in the section titled “Financial Statements.”

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

26--

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Robert W. Riland III, 39, became our President and Chief Executive Officer in March 2002. Mr. Riland was appointed to the Board of Directors and named Chairman of the Board of Directors in September 2002. Mr. Riland joined us in March 2000 as Vice President of Marketing and was promoted to Vice President of Sales and Marketing in July 2000. From July 1997 to February 2000, Mr. Riland served as Vice President of Sales at Maxoptix Corporation, a manufacturer of high capacity magneto-optical drives and library systems.

     Frank T. Connors, 68, has been our Secretary since May 1990, a member of our Board of Directors since June 1988 and was Chairman of the Board of Directors from June 1988 to August 1996 and our Chief Executive Officer from May 1990 to December 1994. Mr. Connors is Chairman of the Board of Directors of STM Wireless, Inc., a publicly held manufacturer of satellite communication networks.

     Michael D. Kaufman, 61, became a member of our Board of Directors in December 1988. Since October 1987, he has been the Managing General Partner of MK Global Ventures, MK Global Ventures II and MK GVD Fund, in Palo Alto, California, venture capital firms specializing in early-stage and start-up financing of high technology companies. Mr. Kaufman also serves on the Boards of Directors of Concerto Software, Inc., a telecommunications company, Syntellect Inc., a telecommunications company, Asante Technologies Inc., a networking company, and Human Pheromones Sciences, Inc., a company that develops and markets consumer products containing human pheromones.

     F. Rigdon Currie, 72, became member of our Board of Directors in December 1988. From February 1988 until he retired in 1998, Mr. Currie was a Limited Partner of MK Global Ventures II and MK GVD FUND. Mr. Currie still has a financial interest in MK Global II and MK GVD FUND. Mr. Currie serves on the Board of Directors of Acacia Research, Inc. a company that provides products for the media technology and life science sectors.

     Arch J. Mcgill, 70, became member of our Board of Directors in August 1993. Since October 1985, he has been President of Chardonnay, Inc., a venture capital investment and executive business advisory services company. Mr. McGill serves on the Board of Directors of CIBER, Inc., a provider of system integration services.

     Michael A. McManus, Jr., 59, became a member of our Board of Directors in August 1993. He is presently the President and Chief Executive Officer of Misonix Inc., a medical device company. From November 1991 to March 1998, he was President and Chief Executive Officer of New York Bancorp, Inc., the holding company for Home Federal Savings Bank. Mr. McManus also serves on the Boards of Directors of National Wireless Holdings Inc., a communications company, Novavax, Inc., a biopharmaceutical company, and the United States Olympic Committee.

     Henry Madrid, 46, is our Vice President, Finance and Chief Financial Officer. Mr. Madrid, a certified public accountant, joined us as Vice President of Finance and Chief Financial Officer in January 1990.

27--

     Robert Cellucci, 60, joined us in February 1998 as our Vice President, Operations. From September 1997 to January 1998 he served as Manufacturing and Materials consultant for Cyberdent, a dental equipment start-up and from 1994 to August 1997, Mr. Cellucci served as the Vice President of Operations at Ion Systems, a manufacturer of static control equipment and systems.

     Wilfried Beckmann, 42, joined the Company as the Managing Director of DISC GmbH upon our acquisition of NSM Storage GmbH in July 2001. From 1993 to 1998 Mr. Beckmann was the Chief Financial Officer of NSM Storage and became the Managing Director of NSM Storage in 1999.

     Horst Schellong, 52, joined the Company as the Vice President of Engineering of DISC GmbH upon our acquisition of NSM Storage GmbH in July 2001. In March 2002, he became Vice President of Engineering of world wide engineering operations. From 1995 to June 2001 Mr. Schellong was Vice President of Engineering of NSM Storage GmbH.

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

     Based solely upon a review of the copies of such forms furnished to us, the absence of a Form 3 or Form 5 or written representations that no Forms 5 were required, we believe that, during fiscal year 2002, our officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements, except for the Forms 5 required for the Stock Option Grant for our Vice President of Operations, Robert Cellucci and certain purchases of preferred stock as described further in item 13 on page 33.

Item 11. Executive Compensation.

Summary Compensation Table

     The following Summary Compensation Table shows compensation paid by us for services rendered during fiscal years 2002, 2001 and 2000 to the person who was our Chief Executive Officer and the other executive officers who received salary and bonus compensation which exceeded $100,000 in fiscal year 2002.

28--

			Long-Term
	Annual Compensation		Compensation

			Securities
			Underlying	All Other
Name and Principal Position	Year	Salary($) (1)	Options(2)	Compensation

Robert W. Riland III (5)	2002	217,000	235,000	2,000	(3)
President and Chief Executive Officer	2001	196,000	—	1,000	(3)
	2000	143,000	240,000	1,000	(3)
Henry Madrid	2002	156,000	100,000	2,000	(3)
Vice President, Finance and Chief Financial Officer	2001	137,000	—	1,000	(3)
	2000	126,000	100,000	1,000	(3)
Robert Cellucci	2002	147,000	50,000	2,000	(3)
Vice President, Operations	2001	132,000	—	1,000	(3)
	2000	122,000	35,000	1,000	(3)
Wilfried Beckman (6)	2002	110,000	—	16,000	(4)
Managing Director of DISC GmbH	2001	42,000	150,000	14,000	(4)
	2000	—	—	—
Horst Schellong (7)	2002	115,000	—	10,000	(4)
Vice President of Engineering	2001	40,000	150,000	7,000	(4)
	2000	—	—	—

(1)	Includes a $10,000 bonus for Mr. Madrid and Mr. Cellucci and $7,500 for Mr. Schellong in 2002. No other bonuses were paid during 2002, 2001 and 2000.

(2)	Options are awarded pursuant to our Stock Plan, which is administered by the Board of Directors. The Board of Directors determines the eligibility of employees and consultants, the number of shares to be granted and the terms of such grants.

(3)	The amounts shown represent life insurance premiums paid by us.

(4)	The amounts shown represent car allowance and insurance premiums paid by us.

(5)	Mr. Riland joined us in March 2000, and became President and Chief Executive Officer in March 2002. Prior to March 2002, Mr. Riland served as Vice President, Sales and Marketing.

(6)	Mr. Beckman joined the Company as the Managing Director of DISC GmbH upon our acquisition of NSM Storage GmbH in July 2001.

(7)	Mr. Schellong joined the Company as the Vice President of Engineering of DISC GmbH upon our acquisition of NSM Storage GmbH in July 2001. In March 2002, he became Vice President of Engineering of world wide engineering operations.

29--

Option Grants in Last Fiscal Year

     The following table sets forth certain information with respect to stock options granted to our Chief Executive Officer and our four other most highly compensated executive officers during the fiscal year ended December 31, 2002. We have never granted any stock appreciation rights. All options grants were made under the 2001 stock plan.

	Individual Grants

		% of Total			Potential Realizable Value
	Number of	Options			At Assumed Annual Rates
	Securities	Granted to			of Stock Price Appreciation}
	Underlying	Employees In	Exercise Price		For Option Term ($)(5)
	Options	Fiscal Year	Per Share	Expiration
Name	Granted (1)	(%)(3)	($)(4)	Date	5%	10%

Robert W. Riland III (1)	235,000	29%	0.80	11/21/12	$118,000	$300,000
Henry Madrid (1)	100,000	12%	0.80	11/21/12	$50,000	$127,000
Robert Cellucci (2)	50,000	6%	1.33	6/05/12	$45,000	$106,000
Wilfried Beckman	—	—	—	—	—	—
Horst Schellong	—	—	—	—	—	—

(1)	This option was granted on November 21, 2002 and vests one-forty-eighth of the shares at the end of each month thereafter, subject to the employee’s continued employment with our company.

(2)	This option was granted on June 5, 2002 and vests one-forty-eighth of the shares at the end of each month thereafter, subject to the employee’s continued employment with our company.

(3)	Based on a total of 812,500 options granted to all employees in the fiscal year ended December 31, 2002.

(4)	The exercise price per share is equal to the closing price of our common stock on the market trading day on the date of grant.

(5)	Potential gains are net of the exercise price but before taxes associated with the exercise. The 5% and 10% assumed annual rates of compounded stock appreciation based upon the deemed fair market value are mandated by the rules of the SEC and do not represent our estimate or projection of the future common stock price. Actual gains, if any, on stock option exercises are dependent on our future financial performance, overall market conditions and the option holders’ continued employment through the vesting period. There can be no assurance that the amounts reflected in this table will be achieved.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table provides information on the value of options exercised in fiscal 2002 and the value of unexercised in-the-money options held by the named executive officers as December 31, 2002.

Number of Securities
			Underlying		Value of Unexercised
			Unexercised Options		In-The-Money Options
	Shares		at December 31, 2002		at December 31, 2002 (1)
	Acquired On	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Robert W. Riland III	—	—	147,396	327,604	—	$16,000
Henry Madrid	—	—	104,166	145,834	$6,000	$7,000

30--

			Number of Securities
			Underlying		Value of Unexercised
			Unexercised Options		In-The-Money Options
	Shares		at December 31, 2002		at December 31, 2002 (1)
	Acquired On	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Robert Cellucci	—	—	74,479	60,521	$4,000	—
Wilfried Beckman	—	—	50,000	100,000	—	—
Horst Schellong	—	—	50,000	100,000	—	—

(1)	Market value of underlying securities at year-end minus the exercise price of “in-the-money” options. The closing sale price for our common stock as of December 31, 2002 on the NASDAQ Small Cap Market System was $ 0.87.

Equity Compensation Plan Information

     The following chart gives aggregate information regarding grants under all of our equity compensation plans as of December 31, 2002.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	1st column)

Equity compensation plans approved by securityholders (1)	2,970,988	$1.78	713,110
Equity compensation plans not approved by securityholders	—	—	—
Total	2,970,988	$1.78	713,110

(1)	Represents options granted under our (i) 1990 Stock Option Plan, which was approved by securityholders in 1991, (ii) 2001 Stock Option Plan, which was approved by securityholders in 2001 and (iii) Non-Employee Option Plan, which was approved by securityholders in 1995. The 1990 Stock Option Plan expired on October 21, 2001. The remaining options to purchase shares available for grant under the 1990 Stock Option Plan were transferred into the 2001 Stock Option Plan.

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

31--

Compensation Committee Interlocks and Insider Participation

     Frank T. Connors, Michael A. McManus, Jr. and F. Rigdon Currie comprised the Board’s Compensation Committee during fiscal 2002. Mr. Connors has been our Secretary since May 1990 and was our Chief Executive Officer from May 1990 to December 1994. Neither Mr. McManus nor Mr. Currie has been an officer or employee of our company. Please see “Item 13. Certain Relationships and Related Transactions” for a discussion of certain relationships and transactions between Mr. Currie and DISC. During fiscal year 2002, none of our executive officers (i) served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on our Compensation Committee, (ii) served as a director of another entity, one of whose executive officers served on our Compensation Committee, or (iii) served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a member of our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2002, as to (i) all directors, (ii) the named executive officers identified in the Summary Compensation Table located in Item 11, (iii) all directors and executive officers as a group, and (iv) each person known to us to be the beneficial owner of more than 5% of any class of our voting securities.

     Each share of our Series C, Series D, Series E and Series I through Series O Preferred Stock is convertible into one share of common stock and is entitled to one vote per share. Each share of our Series F Preferred Stock is convertible into two shares of common stock and is entitled to two votes per share. Each share of Series G, Series H and Series P through Series WW Preferred Stock is convertible into ten shares of common stock and is entitled to ten votes per share. Because our outstanding Preferred Stock votes together with and has the same rights to cumulative voting as the common stock, the number of shares held by each beneficial owner includes all shares of common stock and Preferred Stock on an as-if-converted basis, and “Percentage of Class” represents the total of our common and Preferred Stock, on an as-if-converted basis, issued and outstanding as of December 31, 2002. Except as otherwise indicated, we believe, based on information furnished by these owners, that the beneficial owners of the common stock and Preferred Stock have sole investment and voting power with respect to such shares, subject to applicable community property laws.

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership		Percent of Class

MK Global Ventures †	769,558	(1)	2.4%
MK Global Ventures II †	749,859	(2)	2.4%
MK GVD Fund †	26,995,765	(3)	85.3%
Michael D. Kaufman †	28,580,182	(4)(7)	90.1%
Robert W. Riland III ††	197,396	(5)	*
Frank T. Connors ††	147,558	(6)	*
F. Rigdon Currie ††	65,000	(7)	*
Arch J. McGill ††	65,000	(7)	*
Michael A. McManus, Jr. ††	77,500	(7)	*
Wilfried Beckman ††	116,400	(8)	*
Robert Cellucci ††	74,479	(9)	*
Henry Madrid ††	134,827	(10)	*
Horst Schellong	116,400	(11)	*
Directors and Executive Officers as a group (ten (10) persons)	29,574,742	(12)	91.2%

32--

*	Less than 1%

†	The address of such beneficial owner is 2471 E. Bayshore Road, Palo Alto, CA 94303.

††	The address of such beneficial owner is c/o DISC, Inc., 372 Turquoise Street, Milpitas, CA 95035.

(1)	MK Global Ventures beneficially owns 759,093 shares of Common Stock and 10,465 shares of Series C Preferred Stock. See the first paragraph of this Item 12 for a description of the conversion and voting rights with respect to the Series C Preferred Stock.

(2)	MK Global Ventures II beneficially owns 310,462 shares of Common Stock, 361,831 shares of Series C Preferred Stock and 77,566 shares of Series I Preferred Stock. See the first paragraph of this Item 12 for a description of the conversion and voting rights with respect to the Series C and Series I Preferred Stock.

(3)	MK GVD Fund beneficially owns 595,049 shares of Common Stock and 21,932,456 shares of Series D through WW Preferred Stock. See the first paragraph of this Item 12 for a description of the conversion and voting rights with respect to the different series of Preferred Stock. Beneficial ownership also includes warrants for 4,468,260 shares of Common Stock exercisable on December 31, 2002 or within 60 days thereafter.

(4)	Includes Common Stock, Preferred Stock and warrants beneficially owned by MK Global Ventures, MK Global Ventures II and MK GVD Fund, as separately described in notes (1), (2) and (3) above. Mr. Kaufman is the managing general partner of each of those funds.

(5)	Includes 147,396 shares of Common Stock issuable upon exercise of stock options exercisable on December 31, 2002 or within 60 days thereafter.

(6)	Includes 90,000 shares of Common Stock issuable upon exercise of stock options exercisable on December 31, 2002 or within 60 days thereafter.

(7)	Includes 65,000 shares of Common Stock issuable upon exercise of stock options exercisable on December 31, 2002 or within 60 days thereafter.

(8)	Includes 50,000 shares of Common Stock issuable upon exercise of stock options exercisable on December 31, 2002 or within 60 days thereafter.

(9)	Includes 74,479 shares of Common Stock issuable upon exercise of stock options exercisable on December 31, 2002 or within 60 days thereafter.

(10)	Includes 104,166 shares of Common Stock issuable upon exercise of stock options exercisable on December 31, 2002 or within 60 days thereafter.

(11)	Includes 50,000 shares of Common Stock issuable upon exercise of stock options exercisable on February 28, 2002 or within 60 days thereafter.

(12)	Includes 776,041 shares of Common Stock issuable upon exercise of stock options and warrants for 4,468,260 shares of Common Stock exercisable on December 31, 2002 or within 60 days thereafter.

Item 13. Certain Relationships and Related Transactions.

     During the twelve months ended December 31, 2002, the Company sold and MK GVD Fund, the principal shareholder, purchased 637,452 shares of convertible preferred stock and warrants under a formula set out in a March 1996 agreement for aggregate proceeds of $5,375,000. The warrants allow the holder to purchase 1,593,611 shares of common stock for exercise prices ranging from $0.80-$2.03. Under the agreement the number of shares of preferred stock was determined based on the lower of 85% of the closing bid price or the average closing price of the Company’s Common Stock for the five trading days ended three days prior to the issuance date, but not to exceed $2.50 per share as converted into common stock.

33--

     The fair value of the warrants issued during the twelve months ended December 31, 2002, $1,553,000 was determined using a Black Scholes option pricing model with the following assumptions: volatility of ranging from 142%-145%; risk free interest rates ranging from 2.50% to 4.94%; expected life of five years and no dividend yield. The fair value of the warrants is recorded in shareholders equity.

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

Item 14. Controls and Procedures.

     Within the 90 days prior to the date of this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our President and Chief Executive Officer along with the our Vice President of Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

34--

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as part of this Form 10-K:

     1.     Financial Statements.

     Our consolidated financial statements as set forth under Item 8 of this Annual Report on Form 10-K are presented herein at the pages noted.

Page Numbers

Report of Independent Accountants	59
Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001	36
Consolidated Statements of Operations For the Three Years Ended December 31, 2002	37
Consolidated Statements of Shareholders’ Equity For the Three Years Ended December 31, 2002	38
Consolidated Statements of Cash Flows For the Three Years Ended December 31, 2002	41
Notes to Consolidated Financial Statements	42

     2.     Financial Statement Schedules.

     Financial statement schedules have been omitted as the information required to be set forth therein is not applicable or is readily available in the consolidated financial statements or notes to the consolidated financial statements.

     3.     Exhibits.

     The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Form 10-K.

(b)  Reports on Form 8-K:

     On March 12, 2002, we filed a report on Form 8-K announcing the appointment of Robert W. Riland, III to the position of President and CEO.

     On September 17, 2002, we filed Report on Form 8-K announcing the appointment of Robert W. Riland III to succeed J. Richard Ellis as a member of Board of Directors and Chairman.

35--

CONSOLIDATED FINANCIAL STATEMENTS

DISC, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

Assets:
Cash	$461,000	$879,000
Accounts receivable, net	2,483,000	2,318,000
Inventories	2,391,000	2,941,000
Prepaid expenses and deposits	295,000	310,000

Total current assets	5,630,000	6,448,000
Property and equipment, net	514,000	771,000
Goodwill	2,294,000	3,182,000
Other intangible assets, net	2,297,000	3,059,000
Other assets	46,000	31,000

	$10,781,000	$13,491,000

Liabilities and Shareholders’ Equity:
Accounts payable	$3,058,000	$3,022,000
Borrowings, current portion	1,062,000	1,763,000
Deferred revenues, current portion	465,000	249,000
Accrued warranty	241,000	295,000
Accrued expenses and other liabilities	1,405,000	1,410,000

Total current liabilities	6,231,000	6,739,000
Deferred revenues and other liabilities, long-term	333,000	192,000
Term loans, net of current portion	1,480,000	1,422,000
Deferred tax liability	—	1,151,000

Total liabilities	8,044,000	9,504,000

Commitments and contingencies (Note 12)
Shareholders’ equity:
Convertible Preferred Stock; no par value, 10,000,000 shares authorized; 6,122,687 and 5,485,235 shares issued and outstanding	27,941,000	23,552,000
Common Stock; no par value, 40,000,000 shares authorized; 4,817,617 and 4,817,617 shares issued and outstanding	17,711,000	16,725,000
Accumulated deficit	(42,620,000)	(36,254,000)
Accumulated other comprehensive loss	(295,000)	(36,000)

Total shareholders’ equity	2,737,000	3,987,000

	$10,781,000	$13,491,000

See accompanying notes to consolidated financial statements.

36--

DISC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

Net sales	$12,938,000	$12,150,000	$6,821,000
Costs and expenses:
Cost of sales	10,481,000	9,616,000	5,775,000
Research and development	2,447,000	2,001,000	1,158,000
Marketing and sales	4,189,000	3,745,000	2,665,000
General and administrative	1,731,000	1,422,000	1,048,000
Intangible asset amortization	762,000	317,000	—
Charge for in process research and development	—	242,000	—

Total costs and expenses	19,610,000	17,343,000	10,646,000

Loss from operations	(6,672,000)	(5,193,000)	(3,825,000)
Interest and other expense, net	(291,000)	(198,000)	(113,000)
Other income	341,000	—	—

Net loss before income taxes	(6,622,000)	(5,391,000)	(3,938,000)
Income tax benefit	256,000	93,000	—

Net loss	(6,366,000)	(5,298,000)	(3,938,000)
Deemed preferred stock dividend	(2,488,000)	(1,624,000)	(1,640,000)

Net loss attributable to common shareholders before cumulative effect of change in accounting principle	(8,854,000)	(6,922,000)	(5,578,000)
Cumulative effect of change in accounting principle	—	—	(686,000)

Net loss attributable to common shareholders	$(8,854,000)	$(6,922,000)	$(6,264,000)

Basic and diluted net loss attributable to common shareholders per share before cumulative effect of change in accounting principle	$(1.84)	$(1.62)	$(1.47)
Cumulative effect of change in accounting principle	—	—	(0.18)

Basic and diluted net loss attributable to common shareholders per share	$(1.84)	$(1.62)	$(1.65)

Weighted average common shares for basic and diluted net loss per share calculation	4,818,000	4,269,000	3,803,000

     See accompanying notes to consolidated financial statements.

37--

DISC, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Convertible Preferred Stock		Common Stock			Accumulated
						Other
					Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Loss	Total

Balance at December 31, 1999	4,950,501	$16,132,000	3,711,592	$12,955,000	$(27,018,000)	—	$2,069,000
Exercise of Common Stock Options	—	—	129,461	95,000	—	—	95,000
Issuance of Series X
Convertible Preferred Stock and Warrants for Common Stock, net	32,800	664,000	—	156,000	—	—	820,000
Issuance of Series Y
Convertible Preferred Stock and Warrants for Common Stock, net	57,592	891,000	—	209,000	—	—	1,100,000
Issuance of Series Z
Convertible Preferred Stock and Warrants for Common Stock, net	39,906	688,000	—	162,000	—	—	850,000
Issuance of Series AA
Convertible Preferred Stock and Warrants for Common Stock, net	60,774	902,000	—	198,000	—	—	1,100,000
Net loss for the period	—	—	—	—	(3,938,000)	—	(3,938,000)
Allocation of discount on Preferred Stock	—	(1,640,000)	—	—	1,640,000	—	—
Cumulative catch up adjustment	—	(686,000)	—	—	686,000	—	—
Deemed Preferred Stock dividend	—	2,326,000	—	—	(2,326,000)	—	—

Balance at December 31, 2000	5,141,573	19,277,000	3,841,053	13,775,000	(30,956,000)	—	2,096,000
Exercise of Common Stock Options	—	—	11,354	8,000	—	—	8,000
Issuance of Common Stock to acquire DISC GmbH	—	—	965,210	2,067,000	—	—	2,067,000
Issuance of Series BB
Convertible Preferred Stock and Warrants for Common Stock, net	71,038	1,066,000	—	234,000	—	—	1,300,000
Issuance of Series CC
Convertible Preferred Stock and Warrants for Common Stock, net	70,988	1,000,000	—	150,000	—	—	1,150,000
Issuance of Series DD
Convertible Preferred Stock and Warrants for Common Stock, net	60,000	984,000	—	216,000	—	—	1,200,000
Issuance of Series EE
Convertible Preferred Stock and Warrants for Common Stock, net	90,090	820,000	—	180,000	—	—	1,000,000
Issuance of Series FF
Convertible Preferred Stock and Warrants for Common Stock, net	51,546	405,000	—	95,000	—		500,000
Net loss for the period	—	—	—	—	(5,298,000)	—	(5,298,000)
Foreign currency translation adjustment	—	—	—	—	—	(36,000)	(36,000)

Comprehensive loss							$(5,334,000)

38--

	Convertible Preferred Stock		Common Stock			Accumulated
						Other
					Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Loss	Total

Allocation of discount on Preferred Stock	—	(1,624,000)	—	—	1,624,000	—	—
Deemed Preferred Stock dividend	—	1,624,000	—	—	(1,624,000)	—	—

Balance at December 31, 2001	5,485,235	$23,552,000	4,817,617	16,725,000	(36,254,000)	(36,000)	3,987,000
Issuance of Series GG
Convertible Preferred Stock and Warrants for Common Stock, net	2,252	20,000	—	5,000	—	—	25,000
Issuance of Series HH
Convertible Preferred Stock and Warrants for Common Stock, net	16,260	162,000	—	38,000	—	—	200,000
Issuance of Series II Convertible Preferred Stock and Warrants for Common Stock, net	6,667	82,000	—	18,000	—	—	100,000
Issuance of Series JJ Convertible Preferred Stock and Warrants for Common Stock, net	24,138	284,000	—	66,000	—	—	350,000
Issuance of Series KK
Convertible Preferred Stock and Warrants for Common Stock, net	14,706	162,000	—	38,000	—	—	200,000
Issuance of Series LL
Convertible Preferred Stock and Warrants for Common Stock, net	11,765	147,000	—	33,000	—	—	180,000
Issuance of Series CC
Convertible Preferred Stock and Warrants for Common Stock, net	5,864	77,000	—	18,000	—	—	95,000
Issuance of Series W Convertible Preferred Stock and Warrants for Common Stock, net	10,067	121,000	—	29,000	—	—	150,000
Issuance of Series MM
Convertible Preferred Stock and Warrants for Common Stock, net	28,846	246,000	—	54,000	—	—	300,000
Issuance of Series NN
Convertible Preferred Stock and Warrants for Common Stock, net	28,090	202,000	—	48,000	—	—	250,000
Issuance of Series OO
Convertible Preferred Stock and Warrants for Common Stock, net	170,140	1,003,000	—	222,000	—	—	1,225,000
Issuance of Series PP
Convertible Preferred Stock and Warrants for Common Stock, net	43,210	284,000	—	66,000	—	—	350,000
Issuance of Series QQ
Convertible Preferred Stock and Warrants for Common Stock, net	26,667	164,000	—	36,000	—	—	200,000
Issuance of Series RR
Convertible Preferred Stock and Warrants for Common Stock, net	12,821	82,000	—	18,000	—	—	100,000
Issuance of Series SS
Convertible Preferred Stock and Warrants for Common Stock, net	44,118	246,000	—	54,000	—	—	300,000
Issuance of Series TT
Convertible Preferred Stock and Warrants for Common Stock, net	13,699	82,000	—	18,000	—	—	100,000
Issuance of Series UU
Convertible Preferred Stock and Warrants for Common Stock, net	27,533	164,000	—	36,000	—	—	200,000

39--

	Convertible Preferred Stock		Common Stock			Accumulated
						Other
					Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Loss	Total

Issuance of Series VV
Convertible Preferred Stock and Warrants for Common Stock, net	46,875	246,000	—	54,000	—	—	300,000
Issuance of Series WW
Convertible Preferred Stock and Warrants for Common Stock, net	103,734	615,000	—	135,000	—		750,000
Net loss for the period	—	—	—	—	(6,366,000)	—	(6,366,000)
Foreign currency translation adjustment	—	—	—	—	—	(259,000)	(259,000)

Comprehensive loss							$(6,625,000)

Allocation of discount on Preferred Stock	—	(2,488,000)	—	—	2,488,000	—	—
Deemed Preferred Stock dividend	—	2,488,000	—	—	(2,488,000)	—	—

Balance at December 31, 2002	6,122,687	$27,941,000	4,817,617	$17,711,000	$(42,620,000)	$(295,000)	$2,737,000

See accompanying notes to consolidated financial statements.

40--

DISC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(6,366,000)	$(5,298,000)	$(3,938,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,127,000	971,000	270,000
Provision for allowance for doubtful accounts	34,000	26,000	—
Provision for inventory reserve	110,000	203,000	—
Deferred taxes	256,000	—	—
Gain on extinguishment of debt	(300,000)	—	—
Changes in assets and liabilities:
Accounts receivable	(78,000)	160,000	(107,000)
Inventories	681,000	(676,000)	(18,000)
Prepaid expenses and deposits	24,000	(133,000)	53,000
Accounts payable	(220,000)	502,000	133,000
Accrued expenses and other liabilities	(28,000)	415,000	42,000

Net cash used in operating activities	(4,760,000)	(3,830,000)	(3,565,000)

Cash flows from investing activities:
Purchase of property and equipment	(97,000)	(429,000)	(233,000)
Acquisition of DISC GmbH, net of cash acquired	—	(429,000)	—
Other assets	(9,000)	(31,000)	—

Net cash used in investing activities	(106,000)	(889,000)	(233,000)

Cash flows from financing activities:
Borrowings (repayment), net	(977,000)	323,000	(1,165,000)
Proceeds from issuance of Common Stock	—	8,000	95,000
Proceeds from issuance of Preferred Stock and Warrants for Common Stock	5,375,000	5,150,000	3,870,000

Net cash provided by financing activities	4,398,000	5,481,000	2,800,000

Effect of exchange rate change on cash	50,000	(11,000)	—

Net increase (decrease) in cash	(418,000)	751,000	(998,000)
Cash at beginning of the year	879,000	128,000	1,126,000

Cash at end of the year	$461,000	$879,000	$128,000

Supplemental disclosure of cash flow information:
Interest paid	$291,000	$198,000	$113,000

Non-cash financing activities:
Issuance of common stock in DISC GmbH acquisition	$—	$2,067,000	$—

See accompanying notes to consolidated financial statements.

41--

DISC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND ITS LIQUIDITY:

     DISC, Inc. was incorporated under the laws of the State of California in 1986. The Company operates in one business segment, the computer mass storage system business. DISC designs, manufactures, and markets a family of high-end computer nearline storage systems, which use 5.25 inch rewritable, magneto optical disks (MO), DVD-RAM, and CD-ROM disks.

     The consolidated financial statements have been prepared assuming the Company will continue as a going concern.

     The Company has incurred substantial losses from operations, negative cash flow from operating activities and has a working capital deficit. In the past, the Company has obtained investor funding and credit facilities to maintain operations. In order for the Company to sustain its operations and meet its obligations going forward, it plans to seek additional financing from investors and to significantly increase sales. In addition, the Company anticipates that it will incur net losses for the foreseeable future. These factors raise substantial doubt about the Company's ability to continue as a going concern. Subsequent to December 31, 2002 and through March 28, 2003, the Company has received funding of $860,000 from investors and generated cash from sales of its products. The ability to sustain its operations will depend on the Company’s ability to significantly increase sales or raise significant additional equity or debt financing. Additional financing may not be available on acceptable terms, if at all, and the inability to obtain that financing could adversely affect the continued operations of the Company’s business. The consolidated financial statements do not include any adjustment that might result should the Company be unable to continue as a going concern.

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

FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company’s foreign subsidiaries is the local currency. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. Dollars using the exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign currency translation adjustments are included in other comprehensive

42--

loss as a separate component of shareholders’ equity. Foreign currency transaction gains or losses were not material in any of the periods presented.

CERTAIN RISKS AND CONCENTRATIONS

     At December 31, 2002, substantially all of the Company’s cash in the United States was invested with one financial institution.

     The Company performs ongoing credit evaluations of its customers’ financial condition and, generally requires no collateral from its customers. At December 31, 2002, two customers represented 10% and 23%, respectively, of the accounts receivable balance. At December 31, 2001, one customer represented 43% of the accounts receivable balance. The Company maintains an allowance for doubtful accounts receivable based upon the collectibility of all accounts receivable.

     In 2002, two customers accounted for 23% and 10% of net sales, respectively. In 2001, two customers accounted for 31% and 14% of net sales, respectively. In 2000, two customers accounted for 14% and 13% of sales, respectively.

FINANCIAL INSTRUMENTS

     The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities.

CASH

     The Company considers all highly liquid investments with original maturities of three months or less and money market funds to be cash equivalents. Cash deposits may from time to time exceed federally insured limits.

REVENUE RECOGNITION

     The Company recognizes revenue upon the shipment of its products to the customer provided that the Company has received a signed purchase order, the price is fixed, title has passed to the customer and collection of the resulting receivable is probable. The Company enters into contracts to sell our products and services, and, while the majority of our sales agreements contain standard terms, there are agreements that contain multiple elements or non-standard terms and conditions. The Company recognizes revenue for delivered elements only when the following criteria are satisfied: undelivered elements are not essential to the functionality of delivered elements, uncertainties regarding customer acceptance are resolved, no significant obligations remain, other than the normal warranty obligation, and the fair value of each undelivered element is known. Provisions for returns and allowances are recorded at the time revenue is recognized based on the Company’s historical experience. Service revenue is recognized ratably over the term of the contract, generally one to three years.

INVENTORIES

     Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out method. Provision is made for excess and obsolete inventories to reduce the carrying value to estimated net realizable value.

43--

WARRANTY

     Estimated warranty costs are recorded as an element of costs of sales when revenue is recognized. Estimated warranty costs are based on our best estimate of our obligation for anticipated claims, based on historical experience.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed using the straight line method over the shorter of the estimated useful lives of the assets, which range from three to five years, or the lease term of the respective assets, if applicable.

RESEARCH AND DEVELOPMENT

     Research and development costs are charged to expense as incurred.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangible assets represent purchased intangible assets and the excess of acquisition cost over the fair value of tangible and identified intangible net assets of businesses acquired (goodwill). Purchased intangible assets include developed technology, patents and trade names. Intangible assets are being amortized using the straight-line method over estimated useful lives ranging from four to six years.

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if there are indicators such assets may be impaired) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their estimated useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company adopted these Statements and they did not have a material impact on the Company’s financial position or results of operations.

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

STOCK COMPENSATION PLANS

     The Company accounts for stock-based compensation arrangements for employees using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations thereof. Compensation cost for stock grants is measured

44--

as the excess, if any, of the market price of the Company’s stock at the date of grant over the stock exercise price. The Company’s policy is to grant stock options with an exercise price equal to the quoted market price of the Company’s stock on the date of grant. Accordingly, the Company does not have compensation cost related to its stock compensation plans. In addition, the Company complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

INCOME TAXES

     The Company accounts for income taxes under the asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of timing differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when it is more likely than not that the benefit cannot be realized.

COMPREHENSIVE LOSS

     Comprehensive loss includes net losses and other comprehensive loss. Other comprehensive loss includes accumulated translation adjustments. Total comprehensive loss and the accumulated other comprehensive loss are presented in the accompanying Consolidated Statement of Shareholders’ Equity and Comprehensive Loss. Total accumulated other comprehensive loss is displayed as a separate component of shareholders’ equity in the accompanying Consolidated Balance Sheets.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes that the adoption of SFAS 143 will have no material impact on its financial statements.

     In November 2002, FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability for the fair value be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based

45--

employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2000. The Company believes that the adoption of this standard will have no material impact on its financial statements.

46--

NOTE 3 - BALANCE SHEET DETAILS:

	DECEMBER 31,

	2002	2001

Accounts receivable, net:
Trade accounts receivable	$2,726,000	$2,593,000
Less: Allowance for doubtful accounts	(243,000)	(275,000)

	$2,483,000	$2,318,000

Allowance for doubtful accounts:
Opening balance	$275,000	$181,000
Additions (charged to expense)	34,000	26,000
Additions (due to acquisition of NSM Storage GmbH)	—	142,000
Deductions due to write-off of uncollectible accounts	(66,000)	(74,000)

Closing balance	$243,000	$275,000

Inventories, net:
Raw materials	$1,818,000	$2,119,000
Work-in-process	275,000	494,000
Finished goods	298,000	328,000

	$2,391,000	$2,941,000

Property and equipment:
Computer and other equipment	$1,989,000	$1,957,000
Tooling	463,000	240,000
Evaluation units	773,000	867,000
Leasehold improvements	44,000	43,000
Furniture and fixtures	45,000	118,000

	3,314,000	3,225,000
Less: Accumulated depreciation and amortization	(2,800,000)	(2,454,000)

	$514,000	$771,000

Other Intangible Assets:
Developed Technology	$2,604,000	$2,604,000
Core Technology	72,000	72,000
Patents	471,000	471,000
Tradenames	229,000	229,000

	3,376,000	3,376,000
Less: Accumulated amortization	(1,079,000)	(317,000)

	$2,297,000	$3,059,000

Accrued Warranty:
Opening balance	$295,000	$201,000
Additions (charged to cost of sales)	46,000	135,000
Deductions due to warranty costs	(100,000)	(41,000)

Closing balance	$241,000	$295,000

47--

NOTE 4 – ACQUISITION OF NSM STORAGE GmbH AND SUBSIDIARIES:

     On July 30, 2001, we acquired all of the outstanding shares of NSM Storage GmbH, a German Limited Liability Company, which was subsequently renamed to DISC GmbH. We acquired DISC GmbH to expand our product offerings and increase our customer base in Europe. As consideration for the acquired business, we issued 965,210 shares of our common stock and paid $10,000 in cash. This transaction has been accounted for under the purchase method of accounting.

     The allocation of the purchase price is as follows:

			Useful life
			in years

Tangible net assets acquired (liabilities assumed)		$(2,896,000)	N/A
Identifiable intangible assets:
Developed technology	$2,604,000		4 - 5
Core technology	72,000		5 - 6
Patents	471,000		4 - 5
Tradenames	229,000		4 - 5

Total identifiable intangible assets acquired	$3,376,000	3,376,000

Less Deferred tax liability on intangibles		(381,000)	N/A
In Process R&D		242,000	N/A
Goodwill		2,294,000	N/A

Total consideration		$2,635,000

     Total consideration paid is as follows:

Shares issued	$2,067,000
Cash consideration	10,000
Severance payment	150,000
Direct costs of acquisition	408,000

Total consideration	$2,635,000

     Amortization expense was $762,000 in 2002 and $317,000 in 2001. Amortization could be affected by other acquisitions or impairment of existing identified intangible assets in future periods.

     In 2001, we recorded a charge of $242,000 for acquired in process research and development resulting the acquisition of NSM Storage GmbH. This amount was expensed because the acquired technology had not reached technological feasibility and there was no assurance that the projects could be successfully completed.

     Had the acquisition of DISC GmbH occurred on January 1, 2000, unaudited pro forma combined revenues would have been $14,504,000 and $14,330,000 for the years ended December 31, 2001 and 2000, respectively. Unaudited pro forma net loss attributable to common shareholders would have been $8,105,000 and $7,326,000 or ($1.90) and ($1.54) per share attributable to common shareholders for the year ended December 31, 2001 and 2000, respectively.

48--

     The charge for in-process research and development of $242,000 related to the NSM Storage GmbH acquisition has not been included in the unaudited pro forma results above, because such charges are non-recurring and directly related to the acquisition.

NOTE 5 - SHORT-TERM DEBT:

     In December 2002, the Company renewed its factoring agreement with Summit Financial Resources, L.P. (Summit) for an additional year. Receivables purchased under this agreement are limited to the lesser of $1,500,000 or 85% of eligible receivables and are collateralized by substantially all of the assets of the Company. Interest under the agreement is prime rate plus 4% and 0.0825% of the amount of receivables purchased, with a minimum charge of $7,500 per month. At December 31, 2002 borrowings were $577,000 under this agreement. At December 31, 2002, the Company was not in compliance with the net tangible asset covenant of the agreement. The Company is having discussions with Summit regarding this non-compliance and has requested a waiver of the non-compliance. Although the Company has not received a waiver, borrowings have continued under the agreement.

     DISC GmbH has various revolving lines of credit totaling $242,000 at interest rates of ranging from 4.5%-18% and such lines of credit were fully utilized at December 31, 2002.

NOTE 6 - TERM LOANS

     In January 2003 we reached agreement with DISC GmbH’s German bank to restructure our long-term debt. The four outstanding term loans were consolidated into two loans and the restructured debt consists of the following:

Term loan, principal payments due in monthly installments of $24,000, interest payable semi-annual at 4.85% per annum collateralized by substantially all the assets of DISC GmbH and a guaranty of its Parent (DISC, Inc.)	$1,048,000

Term loan, principal payments due in monthly installments of $27,000, interest payable monthly at 5.25% per annum collateralized by substantially all the assets of DISC GmbH and a guaranty of its Parent (DISC Inc.)	675,000

$1,723,000

     As restructured in January 2003. The annual maturities of long-term debt are as follows:

2003	$243,000
2004	256,000
2005	269,000
2006	280,000
2007 and after	675,000

1,723,000
Less: Short-term portion	243,000

49--

Long-term debt, net of current portion	$1,480,000

Under the terms of the loans, if the bank believes that GmbH's financial condition has materially deteriorated or is expected to materially deteriorate, the bank has the right to accelerate payment of the loans.

In September 2002, DISC GmbH reached agreement with two banks with which it had lines of credit and term loans whereby DISC GmbH agreed to pay a total of $300,000 of their outstanding debt and the banks agreed to extinguish the outstanding debt by an additional $300,000. The total extinguishments from the two banks of $300,000 are included in other income.

NOTE 7 - CONVERTIBLE PREFERRED STOCK WITH RELATED PARTIES:

During the twelve months ended December 31, 2002, the Company sold and MK GVD Fund, the principal shareholder, purchased 637,452 shares of convertible preferred stock and warrants under a formula set out in a March 1996 agreement for aggregate proceeds of $5,375,000. The warrants allow the holder to purchase 1,593,611 shares of common stock for exercise prices ranging from $0.80-$2.03. Under the agreement the number of shares of preferred stock was determined based on the lower of 85% of the closing bid price or the average closing price of the Company’s Common Stock for the five trading days ended three days prior to the issuance date, but not to exceed $2.50 per share as converted into common stock.

     Information with regard to the Company’s Preferred Stock as of December 31, 2002 is summarized in the following table:

			Common Stock
		Shares Issued and	Issuable Upon	Liquidation	Proceeds Net of
Series	Shares Authorized	Outstanding	Conversion	Preferences	Issuance Cost

C	372,296	372,296	372,296	$5.00	$1,861,000
D	600,000	333,333	333,333	5.00	1,471,000
E	500,000	375,000	375,000	4.00	1,480,000
F	250,000	250,000	500,000	8.00	1,250,000
G	110,000	97,500	975,000	20.00	950,000
H	26,109	26,109	261,090	38.30	1,000,000
I	167,065	167,065	167,065	4.19	700,000
J	244,966	244,966	244,966	2.98	730,000
K	235,110	235,110	235,110	3.19	750,000
L	199,275	199,275	199,275	2.76	550,000
M	179,372	179,372	179,372	2.23	400,000
N	666,667	666,667	666,667	0.90	600,000
O	1,320,755	1,320,755	1,320,755	1.06	1,400,000
P	36,585	36,585	365,850	8.20	300,000
Q	112,097	112,097	1,120,970	6.20	695,000
R	86,207	86,207	862,070	5.80	500,000
S	96,875	96,875	968,750	3.20	310,000
T	16,089	16,089	160,891	20.20	325,000
U	38,961	38,961	389,610	15.40	600,000
V	66,038	66,038	660,377	10.60	700,000
W	40,268	40,268	402,680	14.90	600,000
X	32,800	32,800	328,000	25.00	820,000
Y	57,592	57,592	575,920	19.10	1,100,000
Z	39,906	39,906	399,061	21.30	850,000
AA	60,774	60,774	607,740	18.10	1,100,000
BB	71,038	71,038	710,380	18.30	1,300,000
CC	76,852	76,852	768,520	16.20	1,245,000
DD	60,000	60,000	600,000	20.00	1,200,000
EE	90,090	90,090	900,900	11.10	1,000,000
FF	51,546	51,546	515,460	9.70	500,000

50--

			Common Stock
		Shares Issued and	Issuable Upon	Liquidation	Proceeds Net of
Series	Shares Authorized	Outstanding	Conversion	Preferences	Issuance Cost

GG	2,252	2,252	22,520	11.10	25,000
HH	16,260	16,260	162,600	12.30	200,000
II	6,667	6,667	66,670	15.00	100,000
JJ	24,138	24,138	241,380	14.50	350,000
KK	14,706	14,706	147,060	13.60	200,000
LL	11,765	11,765	117,650	15.30	180,000
MM	28,846	28,846	288,460	10.40	300,000
NN	28,090	28,090	280,900	8.90	250,000
OO	170,140	170,140	1,701,400	7.20	1,225,000
PP	43,210	43,210	432,100	8.10	350,000
QQ	26,667	26,667	266,670	7.50	200,000
RR	12,821	12,821	128,210	7.80	100,000
SS	44,118	44,118	441,180	6.80	300,000
TT	13,699	13,699	136,990	7.30	100,000
UU	27,533	27,533	275,330	7.26	200,000
VV	46,875	46,875	468,750	6.40	300,000
WW	103,734	103,734	1,037,340	7.23	750,000

	6,526,854	6,122,687	22,382,318		$31,417,000

Undesignated	3,473,146

Total	10,000,000

     The holders of Series C Preferred Stock are entitled to receive $0.30 per share per annum cumulative dividends prior to and in preference to Common Shareholders. Such dividends are cumulative whether or not declared by the Board of Directors and amount to $1,117,000 as of December 31, 2002. The holders of Series D through WW Preferred Stock are entitled to receive, when and if declared by the Board of Directors, dividends in the same amount per share as declared on the Company’s Common Stock, with each share of Preferred Stock being treated for this purpose as the number of shares of Common Stock into which it is then convertible.

     Each share of Preferred Stock has the number of votes equal to the number of shares of Common Stock into which it is then convertible. The Company has reserved sufficient shares of Common Stock to allow for the conversion of all outstanding Preferred Stock.

     Shares of Series H through WW Preferred Stock were issued pursuant to an agreement entered into in March 1996, as amended, with the Company’s largest shareholder, MK GVD Fund. Under the agreement the number of shares of Preferred Stock was determined based on 85% of the lower of the average closing price of the Company’s Common Stock for the five trading days ended three days prior to the issuance date or the closing bid price on the issuance date, but not to exceed $2.50 per share as converted into Common Stock.

     The Company issued Warrants in conjunction with the issuance of Preferred Stock. The Warrants entitle the holders to purchase the Company’s Common Stock.

     The fair value of the warrants issued during the twelve months ended December 31, 2002, $1,553,000, was determined using a Black Scholes option pricing model with the following assumptions: volatility ranging from 142%-145%; risk free interest rates ranging from 2.50% to 4.94%; expected life of five years and no dividend yield. The fair value of the warrants is recorded in shareholders equity.

     Under EITF Nos. 98-5 and 00-27 and related standards, if a company issues convertible preferred stock with a beneficial conversion feature, then the value of the beneficial conversion feature is accounted for as a deemed dividend. A beneficial conversion feature is computed as the intrinsic value of the spread between the quoted market price of common stock and the conversion price multiplied by the number of common shares into which the preferred stock converts. This beneficial conversion feature is accounted for as a deemed dividend to the preferred shareholders and increases the net loss attributable to common shareholders.

     Furthermore, the Company in its 2000 financial statements reported a cumulative effect of accounting change as of October 1, 2000, representing the effect of the change in accounting method from use of the stated conversion price to use of the accounting conversion price in applying the intrinsic value method for determining the beneficial conversion feature for all convertible preferred stock issuances as required by EITF 00-27. The EITF required that the effect of adopting the accounting conversion price be recorded in the fourth quarter of 2000. Accordingly, the loss per share for the year ended December 31, 2002 has been revised by $686,000 to reflect the cumulative effect of this change in accounting method.

Holders of Preferred Stock received Warrants for the purchases of Common Stock as follows:

	Common Stock Issuable
Series	Upon Exercise of Warrants	Exercise Price Per Share	Date Issued

O	330,188	1.33	Feb 98
P	91,462	0.82	Mar 98
Q	280,242	0.78	Jun 98
R	215,517	0.73	Sep 98
S	242,187	0.40	Dec 98
T	40,222	2.53	Mar 99
U	97,402	1.93	Jun 99
V	165,094	1.33	Sep 99

51--

Series	Warrants Issued and Outstanding	Exercise Price Per Share	Date Issued

W	75,503	1.86	Dec 99
X	82,000	3.13	Mar 00
Y	143,979	2.39	Jun 00
Z	99,765	2.66	Sep 00
AA	151,933	2.26	Dec 00
BB	177,595	2.29	Mar 01
CC	177,469	2.03	Jun 01
DD	150,000	2.50	Aug 01
EE	225,225	1.39	Sep 01
FF	128,866	1.21	Dec 01
GG	5,630	1.39	Mar 02
HH	40,650	1.54	Mar 02
II	16,666	1.87	Mar 02
JJ	60,344	1.81	Mar 02
KK	36,764	1.70	Mar 02
LL	29,411	1.91	Apr 02
CC	14,660	2.03	Apr 02
W	25,167	1.86	Apr 02
MM	72,115	1.30	May 02
NN	70,224	1.11	Jun 02
OO	69,444	0.90	Jun 02
PP	108,024	1.01	Jun 02
QQ	66,666	0.94	Aug 02
RR	32,051	0.98	Aug 02
SS	110,294	0.85	Aug 02
OO	355,902	0.90	Sep 02
TT	34,246	0.91	Oct 02
UU	68,831	0.91	Nov 02
VV	117,187	0.80	Nov 02
WW	259,335	0.90	Dec 02

	4,468,260

     All Warrants expire five years from the date of issuance.

NOTE 8 - STOCK OPTION PLANS:

     At December 31, 2002, the Company had three stock-based compensation plans, which are described below:

THE 1990 PLAN

     Under the 1990 Stock Plan (the “1990 Plan”), employees, consultants and non-employee directors (prior to 1995) may be granted options to purchase up to 2,800,000 shares of common stock which vest over a four year period from the date of grant. The options vest equally on a monthly basis unless it is the employee’s or consultant’s first stock grant, in which case vesting commences six months from the date of grant. The Plan expired on October 21, 2001. The remaining options to purchase shares available for grant as of that date (197,500 options) were transferred into the 2001 Plan (as defined below).

THE 2001 PLAN

     In 2001, the Board of Directors adopted and the shareholders approved the 2001 Stock Plan (the “2001 Plan”). Upon adoption of the Plan, 400,000 shares of common stock were reserved for issuance and

52--

197,500 options remaining available for grant under the expired 1990 Plan were transferred into the 2001 Plan, resulting in a total of 597,500 options available upon commencement of the Plan. In November 2002, shareholders approved an increase of 500,000 shares in the number of shares reserved for issuance under this plan and during 2002, 319,880 stock options granted under the 1990 Plan were canceled or forfeited and transferred to the 2001 Plan, bringing the number of shares of common stock reserved under the Plan to 1,417,300. Under this Plan, employees and consultants may be granted options for shares of common stock, which generally vest over a four-year period from the date of grant. The options vest equally on a monthly basis unless it is the employee’s or consultant’s first stock grant, in which case vesting commences six months from the date of grant.

     At December 31, 2002, 663,110 shares were available for grant under the 2001 Plan.

THE NON-EMPLOYEE OPTION PLAN

     In 1995, the Board of Directors adopted and the shareholders approved the 1995 Stock Option Plan for Non-Employee Directors (the “Non-Employee Option Plan”). Under the Non-Employee Option Plan, as amended in 2000, the Company has reserved 250,000 shares of Common Stock for issuance. Under the Non-Employee Option Plan, each newly-elected non-employee director of the Company will be granted a non-statutory option to purchase 25,000 shares of the Company’s Common Stock. This option vests over a three-year period. In addition, commencing in 1995, each non-employee director of the Company will be granted a non-statutory option to purchase 5,000 shares of the Company’s Common Stock during each year of service as a director of the Company. These options vest immediately upon grant and are immediately exercisable.

     At December 31, 2002, 50,000 shares were available for grant under the Non-Employee Option Plan.

     Under the plans, the options will be granted at prices equal to the fair market value on the date of grant and options granted under 1990 Plan and the Non-Employee Plan expire five years from the date of grant and ten years from the date of grant under the 2001 Plan.

     The following table summarizes the combined activity of the 1990 Plan, the 2001 Plan, and the Non-Employee Option Plan for the years ended December 31, 2002, 2001 and 2000:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
Fixed Options	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of the year	2,479,368	$2.03	1,720,452	$2.08	1,093,733	$0.80
Granted	837,500	1.11	850,500	1.96	925,000	3.24
Exercised	—	—	(11,354)	0.70	(125,857)	0.75
Forfeited/Cancelled	(345,880)	1.91	(80,230)	2.67	(172,424)	1.19

Outstanding at end of the year	2,970,988	$1.78	2,479,368	$2.03	1,720,452	$2.08

Options exercisable at end of the year	1,485,389		986,488		619,354
Weighted-average fair value of options granted during the year	$1.11		$1.74		$2.91

53--

     The following table summarizes the combined information about options outstanding under the 1990 Plan, the 2001 Plan, and Non-Employee Option Plan at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual Life	Average Exercise	Number	Average
Range of Exercise Prices	Outstanding	(Years)	Price	Exercisable	Exercise Price

$0.47 to $0.75	669,426	0.4	$0.74	669,426	$0.74
$0.80 to $0.86	374,000	4.9	$0.80	26,978	$0.84
$1.00 to $2.06	1,090,062	2.1	$1.13	317,057	$1.48
$2.07 to $3.38	812,500	2.8	$3.15	454,740	$3.15
$4.75	25,000	2.2	$4.75	17,188	$4.75

     Since all of the Company’s stock options were granted at fair market value at the date of grant, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company’s three stock-based compensation plans been determined consistent with SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

		2002	2001	2000

Net loss	As Reported	$(8,854,000)	$(6,922,000)	$(6,264,000)
Additional compensation expense, net of tax, that would have been included in net loss if the fair value method had been applied		(832,000)	(895,000)	$(506,000)

Net loss	Pro Forma	$(9,686,000)	$(7,817,000)	$(6,770,000)
Basic and diluted net loss attributable to common shareholders per share	As Reported	$(1.84)	$(1.62)	$(1.65)
	Pro Forma	$(2.01)	$(1.83)	$(1.78)

     The compensation cost calculated under SFAS 123 is based on options granted from 1996 through 2002, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of the pro forma effects of option grants on reported net income for future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 133.9% for 2002, 154.6% for 2001, and 157.7% for 2000; dividend yield of 0% for all years; risk-free interest rates for the last day of the month in which the options were granted; and expected lives of four years for the 1990 Plan and the 2001 Plan, and five years for the Non-Employee Option Plan.

NOTE 9 - INCOME TAXES:

     The components of the benefit for income taxes are as follows:

December 31,
	2002	2001

Current:
Federal	$—	$—
State	—	—
Foreign	—	—

	—	—
Deferred
Federal	—	—

54--

	December 31,
	2002	2001

State	—	—
Foreign	(256,000)	(93,000)

Total benefit for income taxes	$(256,000)	$(93,000)

     Net loss before income taxes consists of the following:

	December 31,

	2002	2001	2000

Domestic	$4,954,000	$4,473,000	$(3,938,000)
International	$1,668,000	$918,000	—

	$(6,622,000)	$(5,391,000)	$(3,938,000)

     Deferred tax assets (liabilities) consist of the following:

	December 31,
	2002	2001

Deferred Tax Assets
Net Operating Loss Carryforward	$15,275,000	$12,707,000
Research and Development Credit	1,324,000	1,223,000
Reserves and Other	491,000	480,000
Depreciation & Amortization	—	68,000

	17,090,000	14,478,000
Deferred Tax Liability
Purchased Intangible Assets	(864,000)	(1,176,000)
Depreciation and Amortization	(32,000)	—

Gross Deferred Tax Asset	16,194,000	13,302,000
Valuation Allowance	(16,194,000)	(14,453,000)

Net Deferred Tax Liability	$—	$(1,151,000)

     Reconciliation of the statutory federal income tax to the Company’s effective tax:

	December 31,

	2002	2001	2000

Tax Benefit at Federal Statutory Rate	$(2,251,000)	$(1,622,000)	$(1,339,000)
Non Recognition of tax benefit and other	1,995,000	1,529,000	1,339,000

Tax Benefits	$(256,000)	$(93,000)	$—

     As of December 31, 2002, the Company had net operating loss carryforwards of approximately $37,881,000, $8,813,000 and $5,003,000 available to reduce its future federal, state and foreign taxable income, respectively. The Federal and State net operating losses carryforwards will expire in various periods between 2003 and 2022. The Company also has federal and state research and development tax credit carryforwards of approximately $979,000 and $523,000, respectively. The federal research and development tax credit carryforwards will begin to expire in 2007. The California research and development credit and foreign net operating losses can be carried forward indefinitely.

     Under current tax rules, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

NOTE 10 - NET LOSS PER SHARE:

     Options and warrants to purchase shares, and Convertible Preferred Stock outstanding totaling 29,821,566 were not included in the computation of diluted net loss per share, as their effect was antidilutive for the periods presented. Therefore, both the basic and diluted net loss per share computations resulted in the same number and there were no reconciling items.

55--

NOTE 11- OPERATING SEGMENTS:

     The Company operates in one industry segment, the computer mass storage industry.

     The following is a summary of the Company’s revenue attributed to the geographic regions:

	2002	2001	2000

North America	$8,512,000	$8,996,000	$6,436,000
Europe	3,827,000	2,219,000	199,000
Asia	212,000	421,000	16,000
Other	387,000	514,000	170,000

	$12,938,000	$12,150,000	$6,821,000

     The following table presents external net sales of similar products and services:

	2002	2001	2000

Storage devices	$10,121,000	$9,485,000	$5,920,000
Service	1,565,000	799,000	166,000
Media	1,252,000	1,866,000	735,000

	$12,938,000	$12,150,000	$6,821,000

     The costs of service are included in several components of total cost of sales and it would be impractical to calculate the total cost of service.

     Long lived assets information is based on the geographical location of the assets. The following table presents long lived assets information for geographic areas:

	2002	2001

United States	$297,000	$497,000
Germany	4,854,000	6,546,000

	$5,151,000	$7,043,000

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

     The Company occupies its Milpitas facility under a non-cancellable operating lease agreement that expires on October 31, 2005. The lease requires the Company to pay property taxes and insurance.

     In November 1999, DISC Storage GmbH entered into a facility lease agreement with the former owner of NSM Jukebox GmbH, which commenced on November 1, 1999 and requires monthly payments through December 31, 2003.

     In 1998, NSM Storage, Inc., a U.S. subsidiary of DISC GmbH, entered into a seven-year non-cancellable operating lease agreement, expiring in August 2005, for its facilities in Atlanta, Georgia. During February 2000, NSM Storage, Inc. relocated from Atlanta to New York and entered into a noncancelable sublease to rent its Atlanta facility, which also expires in August 2005.

     At December 31, 2002, the Company has an accrued loss of $228,000 included in “Accrued expenses and other liabilities” on the balance sheet. This accrual is an estimate of the total loss that management

56--

anticipates realizing over the term of the Atlanta lease. The accrual represents the excess of lease payments over the expected sublease income over the remaining lease term.

     The total minimum rental commitments at December 31, 2002, excluding insurance, normal maintenance and certain property taxes, are payable as follows:

	Operating Lease
Fiscal Year	Commitments	Sublease Income

2003	$768,000	$(110,000)
2004	$636,000	$(70,000)
2005	$520,000	$—

     Total rental expenses under operating leases, including month-to-month rentals, were $732,000, $623,000 and $219,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     From time to time the Company is involved in litigation in the normal course of business. Management believes that the outcome of matters to date will not have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 13 – EMPLOYEE BENEFIT PLANS:

     Defined Contribution Plan

     The Company sponsors the DISC, Inc. 401(k) Retirement Plan (the “401(k) Plan”). The 401(k) Plan provides for tax deferred automatic salary deductions. Under the terms of the 401(k) Plan, U.S. employees over the age of 21 are eligible to participate. The Company is permitted to make contributions to the 401(k) Plan as determined by the Board of Directors. No Company contributions were made to the 401(k) Plan in 2002, 2001 or 2000.

     Defined Benefit Plan

     DISC GmbH sponsors a pension plan with defined benefits (the “Benefit Plan”). The Benefit Plan provides benefits without contributions to certain employees based on the greater of a formula recognizing career earnings or a formula recognizing length of service and final average earnings. Benefit provisions are subject to collective bargaining. The pension obligation was assumed as part of the acquisition of DISC GmbH.

	As of December 31,

Funded Status:	2002	2001

Change in Benefit Obligation
Benefit obligation at beginning of year	$118,000	$113,000
Service Cost	7,000	2,000
Interest Cost	7,000	3,000
Actuarial (gain)/loss	(12,000)	(1,000)
Benefits paid	(2,000)	(1,000)
Foreign Currency translation adjustment	21,000	2,000

57--

	As of December 31,

Funded Status:	2002	2001

Benefit obligation at end of year	$139,000	$118,000

     Benefit obligation at end of year of $139,000 and $118,000, equals the amount of accrued pension costs recorded on the balance sheet at December 31, 2002 and 2001, respectively.

	As of December 31,

	2002	2001
Assumptions
Discount rate	6.00%	6.00%
Salary increase	0	0
Pension increase	2.00%	2.00%

	As of December 31,

	2002	2001
Components of net periodic pension cost
Service cost	$7,000	$3,000
Interest cost	7,000	3,000

Net periodic pension costs	$14,000	$6,000

     Experienced gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, are amortized over the average future service period of employees.

58--

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of DISC, Inc.

     In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) on page 35 present fairly, in all material respects, the financial position of DISC, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred substantial losses from operations, negative cash flows from operations and has a working capital deficit. In the past, the Company has relied on funds received from investors to sustain operations and meet obligations as they become due. Continued funding from investors is uncertain. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are outlined in Note 1. The consolidated financial statements do not include any adjustment that might result should the Company be unable to continue as a going concern.

As discussed in Note 7, a cumulative effect of a change in accounting method has been recorded relating to the accounting for a beneficial conversion feature associated with issuances of preferred stock.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
San Jose, California
March 19, 2003
except for note 1 as to
which the date is March 28, 2003

59--

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this thirty-first day of March 2003.

DISC, Inc.

Dated: March 31 , 2003	By:	/s/ ROBERT W. RILAND III

Robert W. Riland III
President and Chief Executive Officer
(Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003
/s/ Robert W. Riland III (Robert W. Riland III)

	Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2003
/s/ Henry Madrid (Henry Madrid)

	Director	March 31, 2003
/s/ Frank T. Connors (Frank T. Connors)

	Director	March 31, 2003
/s/ F. Rigdon Currie (F. Rigdon Currie)

	Director	March 31, 2003
/s/ Michael D. Kaufman (Michael D. Kaufman)

	Director	March 31, 2003
/s/ Arch J. McGill (Arch J. McGill)

	Director	March 31, 2003
/s/ Michael A. McManus, Jr. (Michael A. McManus, Jr.)

Certification of Principal Executive Officer

I, Robert W. Riland III, certify that:

1.	I have reviewed this annual report on Form 10-K of DISC, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By:	/s/ ROBERT W. RILAND III

Robert W. Riland III
President and Chief Executive Officer
(Principal Executive Officer)

Certification of Principal Financial Officer

I, Henry Madrid, certify that:

1.	I have reviewed this annual report on Form 10-K of DISC, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By:	/s/ HENRY MADRID Henry Madrid Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

     These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation as filed with the California Secretary of State on December 15, 1992, incorporated herein by this reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 33-52144 (the “S-1 Registration Statement”).

3.2	Certificate of Determination of Preferences of Series D Preferred Stock, as filed with the California Secretary of State on April 15, 1994, incorporated herein by this reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 33-52144 (the “1994 Form 10-K”).

3.3	Certificate of Determination of Preferences of Series E Preferred Stock, as filed with the California Secretary of State on March 30, 1995, incorporated herein by this reference to Exhibit 3.3 to the Company’s 1994 Form 10-K.

3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation, as filed with the California Secretary of State on September 18, 1995, incorporated herein by this reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, File No. 33-52144 (the “1995 Form 10-K”).

3.5	Certificate of Determination of Preferences of Series F Preferred Stock, as filed with the California Secretary of State on September 18, 1995, incorporated herein by this reference to Exhibit 3.5 to the Company’s 1995 Form 10-K.

3.6	Certificate of Determination of Preferences of Series G Preferred Stock, as filed with the California Secretary of State on February 22, 1996, incorporated herein by this reference to Exhibit 3.6 to the Company’s 1995 Form 10-K.

3.7	Certificate of Amendment to Certificate of Determination of Preferences of Series G Preferred Stock, as filed with the California Secretary of State on April 1, 1996, incorporated herein by this reference to Exhibit 3.7 to the Company’s 1995 Form 10-K.

3.8	Certificate of Determination of Preference of Series H Preferred Stock, as filed with the California Secretary of State on November 18, 1996, incorporated herein by this reference to Exhibit 3.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”).

3.9	Certificate of Determination of Preferences of Series I Preferred Stock, as filed with the California Secretary of State on November 18, 1996, incorporated herein by this reference to Exhibit 3.9 to the Company’s 1996 Form 10-K.

3.10	Certificate of Amendment to Amended and Restated Articles of Incorporation, as filed with the California Secretary of State on April 14, 1997, incorporated herein by this reference to Exhibit 3.10 to the Company’s 1996 Form 10-K.

3.11	Certificate of Determination of Preferences of Series J Preferred Stock, as filed with the California Secretary of State on April 14, 1997, incorporated herein by this reference to Exhibit 3.11 to the Company’s 1996 Form 10-K.

3.12	Certificate of Determination of Preferences of Series K Preferred Stock, as filed with the California Secretary of State on August 15, 1997, incorporated herein by this reference to Exhibit 3.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

Exhibit
Number	Description

3.13	Certificate of Determination of Preferences of Series L Preferred Stock, as filed with the California Secretary of State on August 15, 1997, incorporated herein by this reference to Exhibit 3.13 to the Company’s 1997 Form 10-K.

3.14	Certificate of Determination of Preferences of Series M Preferred Stock, as filed with the California Secretary of State on January 6, 1998, incorporated herein by this reference to Exhibit 3.14 to the Company’s 1997 Form 10-K.

3.15	Certificate of Determination of Preferences of Series N Preferred Stock, as filed with the California Secretary of State on January 7, 1998, incorporated herein by this reference to Exhibit 3.15 to the Company’s 1997 Form 10-K.

3.16	Certificate of Determination of Preferences of Series O Preferred Stock, as filed with the California Secretary of State on March 31, 1998, incorporated herein by this reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 (the “1998 Third Quarter Form 10-Q”).

3.17	Certificate of Determination of Preferences of Series P Preferred Stock, as filed with the California Secretary State on October 9, 1998, incorporated herein by this reference to Exhibit 3.2 to the Company’s 1998 Third Quarter Form 10-Q.

3.18	Certificate of Determination of Preferences of Series Q Preferred Stock, as filed with the California Secretary of State on October 9, 1998, incorporated herein by this reference to Exhibit 3.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).

3.19	Certificate of Determination of Preferences of Series R Preferred Stock, as filed with the California Secretary of State on January 12, 1999, incorporated herein by this reference to Exhibit 3.19 to the Company’s 1998 Form 10-K.

3.20	Certificate of Determination of Preferences of Series S Preferred Stock, as filed with the California Secretary of State on January 12, 1999, incorporated herein by this reference to Exhibit 3.20 to the Company’s 1998 Form 10-K.

3.21	Certificate of Determination of Preferences of Series T Preferred Stock, as filed with the California Secretary of State on December 31, 1999, incorporated herein by this reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K).

3.22	Certificate of Determination of Preferences of Series U Preferred Stock, as filed with the California Secretary of State on December 31, 1999, incorporated herein by this reference to Exhibit 3.22 to the Company’s 1999 Form 10-K.

3.23	Certificate of Determination of Preferences of Series V Preferred Stock, as filed with the California Secretary of State on December 31, 1999, incorporated herein by this reference to Exhibit 3.23 to the Company’s 1999 Form 10-K.

3.24	Certificate of Determination of Preferences of Series W Preferred Stock, as filed with the California Secretary of State on January 26, 2000, incorporated herein by this reference to Exhibit 3.24 to the Company’s 1999 Form 10-K.

3.25	Certificate of Determination of Preferences of Series X Preferred Stock, as filed with the California Secretary of State on December 28, 2000, incorporated herein by this reference to Exhibit 3.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K).

Exhibit
Number	Description

3.26	Certificate of Determination of Preferences of Series Y Preferred Stock, as filed with the California Secretary of State on December 28, 2000, incorporated herein by this reference to Exhibit 3.26 to the 2000 Form 10-K.

3.27	Certificate of Determination of Preferences of Series Z Preferred Stock, as filed with the California Secretary of State on December 28, 2000, incorporated herein by this reference to Exhibit 3.27 to the 2000 Form 10-K.

3.28	Certificate of Determination of Preferences of Series AA Preferred Stock, as filed with the California Secretary of State on January 9, 2001, incorporated herein by this reference to Exhibit 3.28 to the 2000 Form 10-K.

3.29	Certificate of Determination of Preferences of Series BB Preferred Stock, as filed with the California Secretary of State on September 27, 2001, incorporated herein by this reference to Exhibit 3.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”).

3.30	Certificate of Determination of Preferences of Series CC Preferred Stock, as filed with the California Secretary of State on September 27, 2001, incorporated herein by this reference to Exhibit 3.30 to the 2001 Form 10-K.

3.31	Certificate of Determination of Preferences of Series DD Preferred Stock, as filed with the California Secretary of State on September 27, 2001, incorporated herein by this reference to Exhibit 3.31 to the 2001 Form 10-K.

3.32	Certificate of Determination of Preferences of Series EE Preferred Stock, as filed with the California Secretary of State on September 27, 2001, incorporated herein by this reference to Exhibit 3.32 to the 2001 Form 10-K.

3.33	Certificate of Determination of Preferences of Series FF Preferred Stock, as filed with the California Secretary of State on or about April 16, 2002, incorporated herein by this reference to Exhibit 3.33 to the 2001 Form 10-K.

3.34*	Certificate of Determination of Preferences of Series GG Preferred Stock, as filed with the California Secretary of State on May 23, 2002.

3.35*	Certificate of Determination of Preferences of Series HH Preferred Stock, as filed with the California Secretary of State on May 23, 2002.

3.36*	Certificate of Determination of Preferences of Series II Preferred Stock, as filed with the California Secretary of State on May 23, 2002.

3.37*	Certificate of Determination of Preferences of Series JJ Preferred Stock, as filed with the California Secretary of State on May 23, 2002.

3.38*	Certificate of Determination of Preferences of Series KK Preferred Stock, as filed with the California Secretary of State on May 23, 2002.

3.39*	Certificate of Determination of Preferences of Series LL Preferred Stock, as filed with the California Secretary of State on November 5, 2002.

3.40*	Certificate of Determination of Preferences of Series MM Preferred Stock, as filed with the California Secretary of State on November 5, 2002.

3.41*	Certificate of Determination of Preferences of Series NN Preferred Stock, as filed with the California Secretary of State on November 5, 2002.

3.42*	Certificate of Determination of Preferences of Series OO Preferred Stock, as filed with the California Secretary of State on November 5, 2002.

3.43*	Certificate of Determination of Preferences of Series PP Preferred Stock, as filed with the California Secretary of State on November 5, 2002.

3.44*	Certificate of Determination of Preferences of Series QQ Preferred Stock, as filed with the California Secretary of State on November 5, 2002.

3.45*	Certificate of Determination of Preferences of Series RR Preferred Stock, as filed with the California Secretary of State on November 5, 2002.

3.46*	Certificate of Determination of Preferences of Series SS Preferred Stock, as filed with the California Secretary of State on November 5, 2002.

3.47*	Amended and Restated Certificate of Determination of Series W Preferred Stock, as filed with the California Secretary of State on December 13, 2002.

3.48*	Amended and Restated Certificate of Determination of Series CC Preferred Stock, as filed with the California Secretary of State on December 13, 2002.

3.49*	Amended and Restated Certificate of Determination of Series TT Preferred Stock, as filed with the California Secretary of State on February 26, 2002.

3.50*	Amended and Restated Certificate of Determination of Series UU Preferred Stock, as filed with the California Secretary of State on February 26, 2002.

3.51*	Amended and Restated Certificate of Determination of Series VV Preferred Stock, as filed with the California Secretary of State on February 26, 2002.

3.52*	Amended and Restated Certificate of Determination of Series WW Preferred Stock, as filed with the California Secretary of State on February 26, 2002.

3.53	Bylaws, incorporated herein by this reference to Exhibit 3.3 to the S-1 Registration Statement.

10.1†	DISC, Inc. 1990 Stock Option Plan, as amended (the “Plan”), incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement.

10.2†	Form of Stock Option Agreement for use with the Plan, incorporated herein by this reference to Exhibit 10.2 to the S-1 Registration Statement.

10.3†	Form of Stock Bonus Agreement for use with the Plan, incorporated herein by this reference to Exhibit 10.3 to the S-1 Registration Statement.

10.4†	Form of Stock Purchase Agreement for use with the Plan, incorporated herein by this reference to Exhibit 10.4 to the S-1 Registration Statement.

10.5†	DISC, Inc. 1995 Stock Option Plan for Non-Employee Directors (the “Director Plan”), incorporated herein by this reference to Exhibit 10.5 to the Company’s 1995 Form 10-K.

10.6†	Form of Stock Option Agreement for use with the Director Plan, incorporated herein by this reference to Exhibit 10.6 to the Company’s 1995 Form 10-K.

10.7†	Form of Indemnification Agreement entered into by the Company and its executive officers and directors, incorporated by this reference to Exhibit 10.5 to the S-1 Registration Statement.

10.8	Series D Preferred Stock Purchase Agreement dated April 14, 1994, incorporated herein by this reference to Exhibit 10.6 to the Company’s 1994 Form 10-K.

10.9	Series E Preferred Stock Purchase Agreement dated March 31, 1995, incorporated herein by this reference to Exhibit 10.7 to the Company’s 1994 Form 10-K.

10.10	Series F Preferred Stock Purchase Agreement dated September 29, 1995, incorporated herein by this reference to Exhibit 10.10 to the Company’s 1995 Form 10-K.

Exhibit
Number	Description

10.11	Series G Preferred Stock Purchase Agreement dated March 29, 1996, incorporated herein by this reference to Exhibit 10.11 to the Company’s 1995 Form 10-K.

10.12	Convertible Debenture Purchase Agreement dated March 29, 1996, incorporated herein by this reference to Exhibit 10.12 to the Company’s 1995 Form 10-K.

10.13	Sublease dated October 19, 1994, between the Company and Dolch American Instruments, Inc., for property located in Milpitas, California, incorporated herein by this reference to Exhibit 10.8 to the Company’s 1994 Form 10-K.

10.14	Loan and Security Agreement dated December 14, 1994 between the Company and CoastFed Business Credit Corporation, as amended to date, incorporated herein by this reference to Exhibit 10.14 to the Company’s 1995 Form 10-K.

10.15	First Amendment to Convertible Debenture Purchase Agreement, dated December 31, 1996, incorporated herein by this reference to Exhibit 10.15 to the Company’s 1996 Form 10-K.

10.16	Second Amendment to Convertible Debenture Purchase Agreement, dated April 11, 1997, incorporated herein by this reference to Exhibit 10.16 to the Company’s 1996 Form 10-K.

10.17	Third Amendment to Convertible Debenture Purchase Agreement, dated December 31, 1997, incorporated herein by this reference to Exhibit 10.17 to the Company’s 1997 Form 10-K.

10.18	Amendment No. 2 to Loan Documents, dated January 13, 1998, incorporated herein by this reference to Exhibit 10.18 to the Company’s 1997 Form 10-K.

10.19	Series O Preferred Stock Purchase Agreement dated February 20, 1998, incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (the “1998 First Quarter Form 10-Q”).

10.20	Fourth Amendment to Convertible Debenture Purchase Agreement, dated March 27, 1998, incorporated herein by this reference to Exhibit 10.2 to the Company’s 1998 First Quarter Form 10-Q.

10.21	Fifth Amendment to Convertible Debenture Purchase Agreement, dated June 30, 1998, incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

10.22	Sixth Amendment to Convertible Debenture Purchase Agreement, dated September 25, 1998, incorporated herein by this reference to Exhibit 10.2 to the Company’s 1988 Third Quarter Form 10-Q.

10.23	Seventh Amendment to Convertible Debenture Purchase Agreement, dated December 30, 1998, incorporated herein by this reference to Exhibit 10.23 to the Company’s 1998 Form 10-K.

10.24	Eighth Amendment to Convertible Debenture Purchase Agreement, dated March 31, 1999, incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

10.25	Ninth Amendment to Convertible Debenture Purchase Agreement, dated June 30, 1999, incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

10.26	Tenth Amendment to Convertible Debenture Purchase Agreement, dated September 30, 1999, incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

10.27	Eleventh Amendment to Convertible Debenture Purchase Agreement, dated December 31, 1999, incorporated herein by this reference to Exhibit 10.27 to the 2001 Form 10-K.

Exhibit
Number	Description

10.28	Twelfth Amendment to Convertible Debenture Purchase Agreement, dated March 31, 2000, incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

10.29	Thirteenth Amendment to Convertible Debenture Purchase Agreement, dated June 30, 2000, incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

10.30	Fourteenth Amendment to Convertible Debenture Purchase Agreement, dated September 30, 2000, incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

10.31	Fifteenth Amendment to Convertible Debenture Purchase Agreement, dated December 31, 2000, incorporated herein by this reference to Exhibit 10.31 to the 2001 Form 10-K.

10.32	Sixteenth Amendment to Convertible Debenture Purchase Agreement, dated March 30, 2001, incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2001.

10.33	Seventeenth Amendment to Convertible Debenture Purchase Agreement, dated June 29, 2001, incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2001.

10.34	Eighteenth Amendment to Convertible Debenture Purchase Agreement, dated September 28, 2001, incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

10.35	Factoring Agreement dated December 27, 2000 between the Company and SUMMIT Financial Resources, L.P., incorporated herein by this reference to Exhibit 10.27 to the 2000 Form 10-K.

10.36	First Amendment, dated June 29, 2000, to Lease Agreement between the Company and Stanley R. Deck and Ellen Deck, incorporated herein by this reference to Exhibit 10.28 to the 2000 Form 10-K.

10.37	Nineteenth Amendment to Convertible Debenture Purchase Agreement, dated December 31, 2001, incorporated herein by this reference to Exhibit 10.37 to the 2001 Form 10-K.

10.38	Twentieth Amendment to Convertible Debenture Purchase Agreement dated March 6, 2002, incorporated herein by this reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

10.39	Twenty-First Amendment to Convertible Debenture Purchase Agreement dated March 15, 2002, incorporated herein by this reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

10.40	Twenty-Second Amendment to Convertible Debenture Purchase Agreement dated March 19, 2002, incorporated herein by this reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

10.41	Twenty-Third Amendment to Convertible Debenture Purchase Agreement dated March 26, 2002, incorporated herein by this reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

10.42	Twenty-Fourth Amendment to Convertible Debenture Purchase Agreement dated March 27, 2002, incorporated herein by this reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

10.43	Twenty-Fifth Amendment to Convertible Debenture Purchase Agreement dated April 4, 2002, incorporated herein by this reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

10.44	Twenty-Sixth Amendment to Convertible Debenture Purchase Agreement dated April 12, 2002, incorporated herein by this reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

10.45	Twenty-Seventh Amendment to Convertible Debenture Purchase Agreement dated April 24, 2002, incorporated herein by this reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

10.46	Twenty-Eighth Amendment to Convertible Debenture Purchase Agreement dated April 26, 2002, incorporated herein by this reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

10.47	Twenty-Ninth Amendment to Convertible Debenture Purchase Agreement dated May 3, 2002, incorporated herein by this reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

10.48	Thirtieth Amendment to Convertible Debenture Purchase Agreement dated June 10, 2002, incorporated herein by this reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

10.49	Thirty-First Amendment to Convertible Debenture Purchase Agreement dated June 27, 2002, incorporated herein by this reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

10.50	Thirty-Second Amendment to Convertible Debenture Purchase Agreement dated June 28, 2002, incorporated herein by this reference to Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

10.51	Thirty-Third Amendment to Convertible Debenture Purchase Agreement dated August 1, 2002, incorporated herein by this reference to Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

10.52	Thirty-Fourth Amendment to Convertible Debenture Purchase Agreement dated August 6, 2002, incorporated herein by this reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

Exhibit
Number	Description

10.53	Thirty-Fifth Amendment to Convertible Debenture Purchase Agreement dated August 19, 2002, incorporated herein by this reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

10.54	Thirty-Sixth Amendment to Convertible Debenture Purchase Agreement dated September 11, 2002, incorporated herein by this reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

10.55	Thirty-Seventh Amendment to Convertible Debenture Purchase Agreement dated September 20, 2002, incorporated herein by this reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

10.56	Thirty-Eighth Amendment to Convertible Debenture Purchase Agreement dated September 27, 2002, incorporated herein by this reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

10.57	Thirty-Ninth Amendment to Convertible Debenture Purchase Agreement dated September 30, 2002, incorporated herein by this reference to Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

10.58*	Fortieth Amendment to Convertible Debenture Purchase Agreement dated October 31, 2002.

10.59*	Forty-First Amendment to Convertible Debenture Purchase Agreement dated November 5, 2002.

10.60*	Forty-Second Amendment to Convertible Debenture Purchase Agreement dated November 14, 2002.

10.61*	Forty-Third Amendment to Convertible Debenture Purchase Agreement dated December 27, 2002.

10.62*	Forty-Fourth Amendment to Convertible Debenture Purchase Agreement dated December 31, 2002.

21.1	List of Subsidiaries, incorporated herein by this reference to Exhibit 21.1 to the 2001 Form 10-K.

23.1*	Consent of PricewaterhouseCoopers LLP.

99.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates management contract or compensatory plan or arrangement.

*	Filed with this Annual Report on Form 10-K for the year ended December 31, 2002.