Form 10-Q
period 2003-03-31
DISC INC/CA
filed 2003-05-15
CIK 891788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

     Yes ☐  No ☒

     The number of shares outstanding of the registrant’s common stock as of April 30, 2003 was 4,827,867.

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 10.63
EXHIBIT 10.64
EXHIBIT 10.65
EXHIBIT 10.66
EXHIBIT 10.67
EXHIBIT 10.68
EXHIBIT 99.1

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

DISC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2003	December 31, 2002

Assets:
Cash	$245,000	$461,000
Accounts receivable, net	2,112,000	2,483,000
Inventories	2,595,000	2,391,000
Prepaid expenses and deposits	273,000	295,000

Total current assets	5,225,000	5,630,000
Property and equipment, net	502,000	514,000
Goodwill	2,294,000	2,294,000
Other intangible assets, net	2,107,000	2,297,000
Other assets	48,000	46,000

	$10,176,000	$10,781,000

Liabilities and Shareholders’ Equity:
Accounts payable	$3,278,000	$3,058,000
Borrowings, current portion	727,000	1,062,000
Deferred revenues, current portion	472,000	465,000
Accrued warranty	244,000	241,000
Accrued expenses and other liabilities	1,444,000	1,405,000

Total current liabilities	6,165,000	6,231,000
Deferred revenues and other liabilities, long-term	354,000	333,000
Term loans, net of current portion	1,501,000	1,480,000

Total liabilities	8,020,000	8,044,000

Shareholders’ equity:
Convertible Preferred Stock; no par value, 10,000,000 shares authorized; 6,237,276 and 6,122,687 shares issued and outstanding	28,647,000	27,941,000
Common Stock; no par value, 40,000,000 shares authorized; 4,827,867 and 4,817,617 shares issued and outstanding	17,872,000	17,711,000
Accumulated deficit	(44,022,000)	(42,620,000)
Accumulated other comprehensive loss	(341,000)	(295,000)

Total shareholders’ equity	2,156,000	2,737,000

	$10,176,000	$10,781,000

See the accompanying condensed notes to these consolidated financial statements.

DISC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months ended March 31,

	2003	2002

Net sales	$3,001,000	$2,653,000

Costs and expenses:
Cost of sales	2,372,000	2,235,000
Research and development	548,000	610,000
Marketing and sales	845,000	1,079,000
General and administrative	370,000	387,000
Intangible amortization	190,000	190,000

	4,325,000	4,501,000

Loss from operations	(1,324,000)	(1,848,000)
Interest expense	(70,000)	(63,000)
Other income (expense), net	(8,000)	—

Net loss	(1,402,000)	(1,911,000)
Deemed preferred stock dividend	(330,000)	(495,000)

Net loss attributable to common shareholders	$(1,732,000)	$(2,406,000)

Net loss per share attributable to common shareholders - basic and diluted	$(0.36)	$(0.50)

Weighted average common shares for basic and diluted net loss per share calculation	4,825,000	4,818,000

See the accompanying condensed notes to these consolidated financial statements.

DISC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months ended March 31,

	2003	2002

Cash flows used in operating activities:
Net loss	$(1,402,000)	$(1,911,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	269,000	294,000
Provision for doubtful accounts	5,000	12,000
Provision for excess and obsolete inventories	50,000	41,000
Changes in assets and liabilities:
Accounts receivable	385,000	288,000
Inventories	(206,000)	(93,000)
Prepaid expenses and deposits	22,000	(23,000)
Accounts payable	158,000	673,000
Accrued expenses and other liabilities	36,000	(172,000)

Net cash used in operating activities	(683,000)	(891,000)

Cash flows used in investing activities:
Purchase of property and equipment	(57,000)	(13,000)
Purchase of other assets	—	(9,000)

Net cash used in investing activities	(57,000)	(22,000)

Cash flows provided by financing activities:
Net repayments of lines of credit and term loans	(390,000)	(564,000)
Proceeds from issuance of Common Stock	6,000	—
Proceeds from issuance of Preferred Stock and warrants for Common Stock	860,000	875,000

Net cash provided by financing activities	476,000	311,000

Effect of exchange rate change on cash	48,000	12,000

Net decrease in cash	(216,000)	(590,000)
Cash at beginning of period	461,000	879,000

Cash at end of period	$245,000	$289,000

Supplemental disclosure of cash flow information:
Interest paid	$70,000	$63,000

See the accompanying condensed notes to these consolidated financial statements.

DISC, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company

     Basis of Presentation and Liquidity

          We have prepared the unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles pursuant to these rules and regulations. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the years ended December 31, 2002 and 2001 included in our Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year, which ends December 31, 2003, or for any other period.

          The unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

          The Company has incurred substantial losses from operations, negative cash flows from operations and has a working capital deficit. In addition, the Company anticipates that it will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In the past, the Company has obtained investor funding and credit facilities to maintain operations. In order for the Company to sustain its operations and meet its obligations going forward, it plans to seek additional financing from investors and to significantly increase sales. Subsequent to December 31, 2002 and through April 30, 2003, the Company has received funding of $860,000 in equity financing and $340,000 in debt financing from investors and generated cash from sales of its products. The ability to sustain its operations will depend on the Company’s ability to significantly increase sales or raise significant additional equity or debt financing. Additional financing may not be available on acceptable terms, if at all, and the inability to obtain that financing could adversely affect the continued operations of the Company’s business. The consolidated financial statements do not include any adjustment that might result should the Company be unable to continue as a going concern.

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

Note 2 – Balance Sheet Details

	March 31, 2003	December 31, 2002

Accounts receivable, net:
Trade accounts receivable	$2,358,000	$2,726,000
Less: Allowance for doubtful accounts	(246,000)	(243,000)

	$2,112,000	$2,483,000

Allowance for doubtful accounts:
Opening balance	$243,000	$275,000
Additions	5,000	34,000
Deductions due to write-off of uncollectible accounts	(2,000)	(66,000)

Closing balance	$246,000	$243,000

Inventories, net:
Raw materials	$1,785,000	$1,818,000
Work-in-process	372,000	275,000
Finished goods	438,000	298,000

	$2,595,000	$2,391,000

Property and equipment:
Computer and other equipment	$2,064,000	$1,989,000
Tooling	479,000	463,000
Evaluation units	794,000	773,000
Leasehold improvements	44,000	44,000
Furniture and fixtures	45,000	45,000

	3,426,000	3,314,000
Less: Accumulated depreciation and amortization	(2,924,000)	(2,800,000)

	$502,000	$514,000

Other Intangible Assets:
Developed Technology	$2,604,000	$2,604,000
Core Technology	72,000	72,000
Patents	471,000	471,000
Tradenames	229,000	229,000

	3,376,000	3,376,000
Less: Accumulated amortization	(1,269,000)	(1,079,000)

	$2,107,000	$2,297,000

	Quarter Ended March 31,	Year ended December 31,
	2003	2003
Accrued Warranty:
Opening balance	$241,000	$295,000
Additions (charged to cost of sales)	9,000	46,000
Deductions due to warranty costs	(6,000)	(100,000)

Closing balance	$244,000	$241,000

Note 3 – Related Party Transactions

          During the three months ended March 31, 2003, the Company sold and MK GVD Fund, the principal shareholder, purchased 114,589 shares of convertible preferred stock and warrants under a formula set out in a March 1996 agreement for aggregate proceeds of $860,000. The warrants allow the holder to purchase 286,473 shares of common stock for exercise prices ranging from $0.94-$0.96. Under the agreement the number of shares of preferred stock was determined based on the lower of 85% of the closing bid price or the average closing price of the Company’s Common Stock for the five trading days ended three days prior to the issuance date, but not to exceed $2.50 per share as converted into common stock.

          The fair value of the warrants issued during the three months ended March 31, 2003, $230,000 was determined using a Black Scholes option pricing model with the following assumptions: volatility of 140.51%; risk free interest rates ranging from 2.58% to 3.12%; expected life of five years and no dividend yield. The fair value of the warrants is recorded in shareholders equity.

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

Note 4 – Debt

          In December 2002, the Company renewed its factoring agreement with Summit Financial Resources, L.P. (Summit) for an additional year. Receivables purchased under this agreement are limited to the lesser of $1,500,000 or 85% of eligible receivables and are collateralized by substantially all of the assets of the Company. Interest under the agreement is prime rate plus 4% and 0.0825% of the amount of receivables purchased, with a minimum charge of $7,500 per month. At March 31, 2003 borrowings were $252,000 under this agreement. At December 31, 2002, and March 31, 2003 the Company was not in compliance with the net tangible asset covenant of the agreement. The Company is having discussions with Summit regarding this non-compliance. Although the Company has not received a waiver, borrowings have continued under the agreement.

          In January 2003 we reached agreement with DISC GmbH’s German bank to restructure our long-term debt. The four outstanding term loans were consolidated into two loans. One of the loans is payable in monthly installments of 23,000 Euros at an interest rate of 4.85% per annum beginning in January 2003 and the other loan is payable in monthly installments of 27,000 Euros beginning in 2007, at an interest rate of 5.25% per annum.

          The loans are collateralized by substantially all the assets of DISC GmbH and a guaranty of its Parent (DISC, Inc.) Under the terms of the loans, if the bank believes that GmbH’s financial condition has materially deteriorated or is expected to materially deteriorate, the bank has the right to accelerate payment of the loans. See further discussion on the terms of the loans in Note 6 of our Financial Statements for the year ended December 31, 2002 and 2001 included in the Company’s Annual Report on Form 10-K.

Note 5 – Comprehensive Loss

          A summary of comprehensive loss for the periods presented is as follow:

	Three Months ended March 31,

	2003	2002

Net loss	$(1,402,000)	$(1,911,000)
Foreign currency translation gain (loss)	(46,000)	55,000

Total comprehensive loss	$(1,448,000)	$(1,856,000)

Note 6 – Recent Accounting Pronouncements

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We adopted SFAS 146 during the third quarter of 2002. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

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

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS 148.

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

Note 7 – Operating Segments

          The Company operates in one industry segment.

          The following is a summary of the Company’s revenue attributed to the geographic regions:

	Three Months ended March 31,

	2003	2002

North America	$1,508,000	$1,773,000
Europe	1,408,000	676,000
Asia	49,000	102,000
Others	36,000	102,000

	$3,001,000	$2,653,000

Note 8 – Stock-Based Compensation

          Since all the Company’s stock options were granted at fair market value at the date of grant, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company’s three stock-based compensation plans been determined consistent with SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

		Three Months ended
		March 31, 2003

Net loss	As Reported	$(1,732,000)
Additional compensation expense, net of tax, that would have been included in net loss if the fair value method had been applied		(103,000)

Net loss	Pro Forma	$(1,835,000)

Basic and diluted net loss attributable to common shareholders per share	As Reported	$(0.36)

	Pro Forma	$(0.38)

          The compensation cost calculated under SFAS 123 is based on options granted from 1996 through three months ended March 31, 2003, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of the pro forma effects of option grants on reported net income for future years.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 120.75% for three months ended March 31, 2003, dividend yield of 0% for all years; risk-free interest rates for the last day of the month in which the options were granted; and expected lives of four years for the 1990 Plan and the 2001 Plan, and five years for the Non-Employee Option Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following information should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

     Results of Operations

          For the three months ended March 31, 2003, we had sales of $3,001,000, compared to sales of $2,653,000 for the three months ended March 31, 2002. The increase in sales for the three months ended March 31, 2003 from the same period in 2002 is primarily due to an increase in sales in Europe. This increase was partially offset by a decrease in net sales in North America due to the continued slow down by the Federal Government in information technology spending and continued weakness in the storage industry. The general sales cycles for distribution of our products are similar to those of most businesses selling products designed for use as part of large systems, and range from three to six months for value added resellers and small system integrators and from one to two years for original equipment manufacturers, product integrators and large system integrators. Because our products are part of large systems, the sales cycles for our products vary significantly and are difficult to predict for any particular transaction. The long and often unpredictable sales cycles for our products complicate forecasting for operational planning and may cause net sales and operating results to vary significantly from quarter to quarter.

          Cost of sales, as a percentage of sales, decreased to 79% for the three months ended March 31, 2003, as compared to 84% for the comparable 2002 period. The decrease for the three months ended March 31, 2003 from the same period in 2002 is primarily due to headcount reduction enacted after the first quarter of 2002 and a company wide 10% salary reduction enacted in January 2003. Our relatively low gross margins reflect our low levels of net sales, which have resulted in unabsorbed manufacturing costs and high costs of materials due to the inability to achieve purchasing economies of scale. We expect that, if product sales increase significantly, costs of sales per unit of product will decrease because fixed manufacturing costs will be distributed over the larger sales volume, and material costs will decrease as the result of volume purchases. However, even with product sales increases, cost of sales per unit of product may not decrease significantly or at all because the magnitude of the sales increase may not be sufficient or because manufacturing, material and other costs may independently increase.

          For the three months ended March 31, 2003, research and development expenses were $548,000, compared to $610,000 for the comparable period of 2002. The decrease for the three month periods ended March 31, 2003 as compared to the comparable periods of 2002 was primarily due to a headcount reduction enacted after the first quarter of 2002 and a company wide salary reduction enacted in January 2003. We believe that research and development expenses will remain relatively constant in dollar amounts during the remainder of 2003.

          Marketing and sales expenses were $845,000 for the three months ended March 31, 2003 compared to $1,079,000 for the comparable period in 2002. The decrease for the three months ended March 31, 2003 from the same period in 2002 is primarily due to a decrease in headcount enacted after the first quarter of 2002 and a company wide 10% salary wide salary reduction enacted in January 2003. We believe that marketing and sales expenses will increase moderately in dollar amounts during the remainder of 2003 as we have added significant resources in marketing and business development to allow us to address new markets and expand our customer base, but decline as a percentage of sales in the long term.

          General and administrative expenses were $370,000 for the three months ended March 31, 2003 compared to $387,000 for the comparable period in 2002. General and administrative expense remained relatively constant for the three months ended March 31, 2003 and 2002. We expect general and administrative expenses to remain relatively constant in dollar amounts during the remainder of 2003, although the Company is still assessing the costs associated with the implementation of the Sarbanes Oxley Act that will take effect in 2003.

          Intangible amortization of $190,000 for the three months ended March 31, 2003 consists of the amortization of acquired intangible assets. The July 2001 acquisition of DISC GmbH generated approximately $3,376,000 in identified intangibles, which are currently being amortized over periods ranging from four to six years. We expect amortization expense to be approximately $190,000 for each quarter during 2003. Amortization could be affected by other acquisitions or impairment of existing identified intangible assets in future periods.

          Interest expense was $70,000 for the three months ended March 31, 2003 as compared to interest expense of $63,000 for the comparable period in 2002. Interest expense remained relatively constant for the three months ended March 31, 2003 and 2002. Interest expense is expected to increase moderately due to an expected increase in borrowings from our factoring agreement during the remainder of 2003.

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

     Liquidity and Capital Resources

          Net cash used in operating activities for the three month period ended March 31, 2003 was $683,000 compared to $891,000 used for the comparable period in 2002. Net cash used in operating activities in 2003 primarily reflects a loss of $1,402,000 partially offset by a decrease in accounts receivable of $385,000, a increase in inventory of $206,000, an increase in accounts payable of $158,000, and depreciation and amortization of $269,000. Net cash used in operating activities in 2002 primarily reflects a loss of $1,911,000 partially offset by a decrease in accounts receivable of $288,000, an increase in accounts payable of $673,000, a decrease in accrued expenses and other liabilities of $172,000, and depreciation and amortization of $294,000.

          Net cash used in investing activities was $57,000 for the three months ended March 31, 2003 compared to $22,000 for the three months ended March 31, 2002 and primarily consisted of purchases of hardware.

          Net cash provided by financing activities was $476,000 for the three months ended March 31, 2003 compared to $311,000, provided for the three months ended March 31, 2002. Net cash provided in 2003 consisted primarily of $860,000 of net proceeds from the issuance of preferred stock offset by the repayment of $390,000 of debt. Net cash provided in 2002 consisted primarily of $875,000 of net proceeds from the issuance of preferred stock offset by the repayment of $564,000 of debt.

          We have a factoring agreement that allows us to borrow the lesser of $1,500,000 or 85% of eligible receivables. At March 31, 2003, borrowings under the agreement totaled $252,000 and we were not in compliance with the tangible net assets covenant of the agreement. We are having discussions with Summit regarding this non-compliance. Although we have not received a waiver, borrowings have continued under the agreement.

          We have incurred substantial losses from operations and have a working capital deficit. We anticipate that we will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. In the past, we have obtained investor funding and credit facilities to maintain operations. In order for us to sustain operations and meet our obligations going forward, we plan to seek additional financing from investors and to significantly increase sales. Subsequent to December 31, 2002 and through April 30, 2003, we have supported our operations with $860,000 in equity financing and $340,000 in debt financing from investors and cash generated from sales of our products. The ability to sustain our operations will depend on our ability to significantly increase sales or raise significant additional equity or debt financing on terms acceptable to us. There is no assurance that any of these conditions will be achieved. In particular, we expect to require increasing amounts of cash to finance our efforts to increase sales, which we plan to achieve by increasing selling efforts to large system integrators and OEMs, by hiring additional sales and sales support staff and by making evaluation units available. In addition, we intend to expand our current network of resellers. We may require cash to finance purchases of inventory to satisfy anticipated increased sales as our products achieve market acceptance. In addition, we expect that the continued integration of our acquisition of NSM GmbH and the support of its operations will require cash as well. If we incur greater expenditures than we anticipate in these or other matters, and we cannot raise funds at acceptable terms or at all, we may not be able to develop or enhance our products, take advantage of other opportunities or respond to competitive pressures or unanticipated requirements.

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

          The forward-looking statements included in this quarterly report on Form 10-Q are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding our business, which involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure that the results contemplated in forward-looking statements will be realized. In addition, our business and operations are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements (see “Risk Factors that May Affect Future Operating Results” starting on page 7 of our annual report on Form 10-K for the year ended December 31, 2002 and “Factors that May Affect Future Operating Results and the Market Price of our Stock” below). In light of the significant uncertainties inherent in the forward-looking information included in this quarterly report on Form 10-Q, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Factors That May Affect Future Operating Results and the Market Price of Our Stock

          Our future operating results, and stock price, may be affected by a number of factors, many of which are beyond our control. These factors include the following:

We will need additional funding to continue our operations.

          To date, we have not generated enough cash from operations to fund our business, and we will need additional funding in the future in order to fund our operations. We may not be able to do so on favorable terms, if at all. There also can be no assurance that funding sources will be available to us on a timely basis to fund our operations on terms acceptable to us, or at all. If we are unable to raise sufficient funding as required, the operations and prospects of our company, and our ability to continue as a going concern, will be severely harmed.

     We have a history of losses and we expect to incur future losses.

          We have experienced significant operating losses since our inception, and as of March 31, 2003 had an accumulated deficit of $44,022,000. We expect to continue to incur net losses for the foreseeable future, and our ability to sustain our operations for a significant period after December 31, 2003 will depend on our ability to significantly increase or even maintain sales or raise significant additional debt or equity financing. There can be no assurance we will be able to increase sales or that additional financing will be available on acceptable terms, or at all. Further, if we issue equity securities, shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our existing securities. Even if we are able to increase sales, we may incur net losses for the foreseeable future due to anticipated spending increases primarily on sales, marketing and research and development efforts. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis.

Recent terrorist and military activities could adversely affect our business.

          In response to terrorist attacks, the United States is actively using military force to pursue those behind these attacks and to pursue broader actions against global terrorism. The continued threat of terrorism within the United States and Europe, the escalation of military action and heightened security measures in response to such further threats may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in further reductions in capital expenditures or spending on information technology, longer sales cycles, deferral or delay of customer orders, or an inability to effectively market our products, our revenues would decline, which would materially and adversely affect our business and results of operations.

     Our quarterly revenues and operating results may fluctuate for a number of reasons, which may cause our stock price to fluctuate.

          Our quarterly operating results have varied in the past and are likely to vary significantly in the future due to several factors, including:

•	the size and timing of significant customer orders;

•	shifts in product or distribution channel mix;

•	increased competition and pricing pressure;

•	timing of new product announcements and releases by us or our competitors;

•	new product developments by storage device manufacturers;

•	the rate of growth in the data storage market;

•	market acceptance of new and enhanced versions of our products;

•	timing and levels of our sales and operating expenses;

•	gain or loss of significant customers or distributors;

•	changes in economic conditions;

•	personnel changes; and

•	our ability to effectively integrate the products and operations of NSM GmbH with ours.

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

          As of March 31, 2003, our executive officers, directors and principal shareholders beneficially owned, in the aggregate, approximately 91% of our outstanding common stock, preferred stock and warrants, on an as-if-converted basis. In particular, our largest investor beneficially owns approximately 90% of our outstanding common stock, preferred stock and warrants, on an as-converted basis. As a result, these shareholders, if acting together, will be able to exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could disadvantage other shareholders with interests different from those of our officers, directors and principal shareholders. For example, our officers, directors and principal shareholders could delay or prevent an acquisition or merger even if the transaction would benefit other shareholders.

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

          Beginning with the enactment of the Sarbanes-Oxley Act of 2002, a significant number of new corporate governance requirements have been adopted or proposed through legislation and regulation by the Securities and Exchange Commission and Nasdaq National Stock Market. We expect these developments to increase our legal compliance and accounting costs, and to make some activities more difficult, such as shareholder approval of new stock options plans. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result, or the effect that these costs may have on our operating results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          We are not exposed to significant market risk related to fluctuations in interest rates related to interest income, because we have not, and are not expected to have significant investments in fiscal 2003. In addition, we do not use derivative financial instruments of any kind.

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

Item 4. Controls and Procedures

          Within 90 days prior to the date of the Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer together with the Company’s Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer together with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

          In the ordinary course of business, we may from time to time become involved in certain legal proceeding. As of the date of this quarterly report, we are not a party to any pending material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

          During the first quarter ended March 31, 2003, we sold and MK GVD Fund, our principal shareholder, purchased 114,589 shares of convertible preferred stock and warrants under a formula set out in a March 1996 agreement for aggregate proceeds of $860,000. The warrants allow the holder to purchase 286,473 shares of our common stock for exercise prices ranging form $0.94-$0.96. Pursuant to the 1996 agreement, the number of shares of preferred stock was determined based on the lower of 85% of the closing bid price or the average closing price our common stock for five trading days ended three days prior to the issuance date, but not to exceed $2.50 per share as converted into common stock. The shares of preferred stock are convertible into a total of 2,864,730 shares of our common stock. These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon the exemption provided by Section 4(2) of the Securities Act.

          As more fully discussed in Note 3 to the Condensed Notes to the Condensed (consolidated Financial Statements, we have issued preferred stock during the first quarter ended March 31, 2003. The preferred stock has certain rights, privileges and preferences (including liquidation preferences) over our common stock.

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of our security holders during the quarter ended March 31, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit
Number	Description

10.63	Forty-Fifth Amendment to Convertible Debenture Purchase Agreement dated February 12, 2003.

10.64	Forty-Sixth Amendment to Convertible Debenture Purchase Agreement dated February 18, 2003.

10.65	Forty-Seventh Amendment to Convertible Debenture Purchase Agreement dated March 5, 2003.

10.66	Forty-Eighth Amendment to Convertible Debenture Purchase Agreement dated March 14, 2003.

10.67	Forty-Ninth Amendment to Convertible Debenture Purchase Agreement dated March 21, 2003.

10.68	Fiftieth Amendment to Convertible Debenture Purchase Agreement dated March 27, 2003.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ending March 31, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISC, INC.

Dated: May 15, 2003	By:	/s/ ROBERT W. RILAND III

Robert W. Riland III President and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2003	By:	/s/ HENRY MADRID

Henry Madrid Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

I, Robert W. Riland III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DISC, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	By:	/s/ ROBERT W. RILAND III

Robert W. Riland III President and Chief Executive Officer (Principal Executive Officer)

I, Henry Madrid, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DISC, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	By:	/s/ HENRY MADRID

Henry Madrid Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

10.63	Forty-Fifth Amendment to Convertible Debenture Purchase Agreement dated February 12, 2003.

10.64	Forty-Sixth Amendment to Convertible Debenture Purchase Agreement dated February 18, 2003.

10.65	Forty-Seventh Amendment to Convertible Debenture Purchase Agreement dated March 5, 2003.

10.66	Forty-Eighth Amendment to Convertible Debenture Purchase Agreement dated March 14, 2003.

10.67	Forty-Ninth Amendment to Convertible Debenture Purchase Agreement dated March 21, 2003.

10.68	Fiftieth Amendment to Convertible Debenture Purchase Agreement dated March 27, 2003.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.